Form 10-K
period 1993-12-31
SPS TECHNOLOGIES INC
filed 1994-03-31
CIK 93444

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1993  Commission file number 1-4416

   --------------------------------------------------------------------------

                             SPS TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its Charter)

                 PENNSYLVANIA                          23-1116110
           (State of incorporation)       (I.R.S. Employer Identification No.)
       101 Greenwood Avenue, Suite 470                   19046
           Jenkintown, Pennsylvania                    (Zip Code)
   (Address of principal executive offices)

                                 (215) 517-2000
              (Registrant's telephone number, including area code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

           Title of Each Class                     Name of Each Exchange
      Common Stock, Par Value $1.00                 on Which Registered
                Per Share                         New York Stock Exchange

       Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X     No
                              ----------    ---------

       The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 7, 1994 was approximately $111,554,994.

       The number of shares of Registrant's Common Stock outstanding on March 7, 1994 was 5,107,292.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the 1993 Annual Report to Shareholders of the Registrant are incorporated by reference in Parts I, II and IV of this Report. Portions of the Definitive Proxy Statement of Registrant, if filed with the Securities and Exchange Commission within 120 days after December 31, 1993, are incorporated by reference in Part III of this report. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the Securities and Exchange Commission.

                                     PART I

   Item I. BUSINESS                                    (Thousands of Dollars)

       SPS Technologies, Inc. (the Company) was incorporated in Pennsylvania in 1903. The Company is engaged in the design, manufacture and marketing of high-strength precision mechanical fasteners, precision components, fastening systems and assembly systems (fasteners), and superalloys in ingot form and magnetic materials (materials).

       During 1993, the Company proceeded with its restructuring plan by reducing the number of non-direct employees, consolidating certain fastener manufacturing operations in the United States, disposing of certain distribution and marketing operations in Europe and placing the corporate headquarters facility in Newtown, Pennsylvania and the Company aircraft on the market for sale. Modifications from the 1992 plan included the fourth quarter 1993 decision to retain the European industrial fastener businesses in Coventry and Smethwick, England, and Barcelona, Spain; the Unbrako fastener distribution business in Koblenz, Germany; and the hard ferrite magnetic materials business in Sevierville, Tennessee. In addition, the Company has decided to either sell the Assembly Systems Division, which is a fastener segment product line, or liquidate the computer-controlled fastener tightening systems part of this division and only operate the hand wrenchs, spare parts and service portion. Additional information regarding the restructuring plan is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3 to the Company's Consolidated Financial Statements on page 9 in the 1993 Annual Report to Shareholders and is incorporated herein by reference.

       The Company is multinational in operation. In addition to 10 manufacturing plants in the United States, it operates seven manufacturing facilities in four different countries: the United Kingdom, Ireland, Australia and Spain. The Company also has a 50 percent interest in a manufacturing operation in Adelanto, California, and minority interests in manufacturing operations in Brazil and India. Marketing operations are carried on by subsidiaries and an affiliate in five other countries.

       The Company sells directly to original equipment manufacturers and industrial, commercial and governmental users, and also sells through independent stocking distributors and dealers. There were no changes in these methods of distribution during 1993.

       Principal fastener markets include aerospace, machine tool and industrial machinery, automotive, and off-highway equipment. Principal markets for materials include the precision investment casting, powdered metal, aerospace, medical equipment, automotive, computer and communications industries.

       Principal fastener products are SPS(Reg) aerospace fasteners, MULTIPHASE(Reg) alloy fasteners, and other aerospace fasteners; UNBRAKO(Reg) brand socket screws, hex keys, dowel pins, shaft collars, spring pins and pressure plugs; engineered fasteners for gasoline and diesel engines, other critical automotive applications, and off-highway equipment; and HI-LIFE(Reg) thread roll dies and other metal-working tools.

       Principal materials products are air and vacuum-melted iron, cobalt, and nickel-based superalloys, including CMSX(Reg) single-crystal alloys; and metallic and ceramic permanent magnets, wound and pressed powder magnetic components, and magnetic ultra-thin foil and strip products.

       The Company's business is highly competitive. Competition is based primarily on technology, price, service, product quality and performance. The Company believes that its favorable competitive position is based upon its high-quality product performance and service to its customers, supported by its commitment to research and development which has yielded proprietary products to the extent indicated below.

       No material part of the Company's business is dependent upon a single customer. In 1993, the five largest customers accounted for 18 percent of the Company's reported consolidated net sales.

       The backlog of orders at December 31 was:

                                                      1993             1992
                                                     ------------------------
   Fastener segment .......................          $72,389          $65,152
   Materials segment ......................           16,584           19,328
                                                     ------------------------
     Total ................................          $88,973          $84,480
                                                     ========================



       No material portion of the Company's business in either segment is seasonal.

       The principal sources of raw materials for the fastener and materials segments include major and specialty steel producers, and non-ferrous metal producers, converters and distributors. The Company anticipates it will have no significant problem with respect to sources or availability of the raw materials essential to the conduct of its business.

       The Company considers its proprietary position important to the two segments of its business. During 1993, approximately 31% of Company sales, principally in the fasteners segment, were related to patents and licenses held, and manufacturing know-how. Generally, the patents and licenses of the Company expire at various times over the next 17 years.

       Total expenditures during 1993, 1992 and 1991 for Company-sponsored research and development were $5,050, $6,604 and $6,930, respectively. In 1993, approximately 73% of the expenditures were for the Company's fastener segment.

       Capital expenditures for property, plant and equipment are planned at $13 million in 1994, exclusive of any business acquisition.

       There were approximately 3,038 and 641 persons employed by the Company at December 31, 1993 in the fastener and materials segments, respectively.

       For financial information concerning industry segments and the foreign and domestic operations, see Note 17 to the Company's Consolidated Financial Statements on pages 13 to 15 in the 1993 Annual Report to Shareholders, which is incorporated herein by reference.

   Item 2. PROPERTIES

       The Company owns or leases the manufacturing properties described below. All properties are in good condition.

   Location

    Owned                                 Square Feet
   --------------------------------------------------
   Jenkintown, Pennsylvania............    683,000(a)
   Cleveland, Ohio ....................    413,000(a)
   Santa Ana, California...............    305,000(a)(i)
   Salt Lake City, Utah ...............     86,000(a)
   Marengo, Illinois ..................    442,000(b)
   Muskegon, Michigan .................    110,000(b)
   Norfolk, Nebraska ..................    103,000(b)
   Sevierville, Tennessee .............     65,000(b)
   Ogallala, Nebraska .................     26,000(b)
   Anasco, Puerto Rico.................    129,000(a)(j)
   Coventry, England ..................    240,000(a)
   Birmingham, England ................    137,000(a)
   Leicester, England .................     88,000(a)
   Melbourne, Australia ...............     44,000(a)

    Leased                       Lease Expires      Square Feet
   ------------------------------------------------------------
   Walled Lake, Michigan        April 30, 1994       21,000(a)
   Leicester, England               (c) (d)          90,000(a)
   Shannon, Ireland               (e) (f) (g)       233,000(a)
   Barcelona, Spain             April 20, 2005      129,000(a)
   Tarragona, Spain                   (h)            11,000(a)

   ----------
   (a) Fastener segment
   (b) Materials segment
   (c) Lease for 38,000 square feet expires January 12, 1997.
   (d) Lease for 52,000 square feet expires July 1, 1995.
   (e) Lease for 54,000 square feet expires April 1, 1996.
   (f) Lease for 75,000 square feet expires November 15, 2010.
   (g) Lease for 104,000 square feet expires November 13, 2010.
   (h) Lease expires November 1, 1994, with biennial renewal options.
   (i) Approximately 70,000 square feet used for manufacturing purposes, with the remaining 235,000 square feet held for lease.
   (j) Closed and held for sale.

       The Company also owns a 63,000 square-foot corporate headquarters facility in Newtown, Pennsylvania. This facility is currently held for sale. Industrial Development Revenue Bonds were issued to finance the acquisition and improvement of the Salt Lake City, Utah, facility. These bonds are collateralized by a first mortgage on this facility and a bank letter of credit.

   Item 3. LEGAL PROCEEDINGS

       For discussion of legal proceedings, see Note 14 to the Company's Consolidated Financial Statements on page 12 in the 1993 Annual Report to Shareholders which is incorporated herein by reference.

   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders during the fourth quarter of 1993.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       All executive officers of the Company are named below and are appointed by the Board of Directors. The date that each officer was first appointed to his present position is indicated. No officer listed was appointed as a result of any arrangement between him and any other person as that phrase is understood under the Securities Exchange Act regulations. No family relationship exists among the executive officers of the Company.

   Name                    Experience and Position Held                                                Age
   -------------------------------------------------------------------------------------------------------
   Charles W. Grigg        Chairman and Chief Executive Officer since December 1993. Previously,        54
                           President and Chief Operating Officer, Watts Industries, Inc., a
                           manufacturer of valve products, since 1986.

   Harry J. Wilkinson      President and Chief Operating Officer since April 1986. Previously,          56
                           Group Vice President, Aerospace, Automated Systems and Industrial
                           Products since March 1985. Previously, Group Vice President, Domestic
                           Operations since January 1984.

   Harry W. Antes          Vice President, Research and Development since September 1986.               63
                           Previously, Director of Research since 1980.

   John P. McGrath         Vice President, Corporate Services since August 1988. Previously,            54
                           President, Latin America/Pacific Operations since 1982.

   Aaron Nerenberg         Vice President, Corporate Counsel and Secretary since August 1988.           53
                           Previously, Corporate Counsel and Secretary since July 1986. Previously,
                           Associate Counsel and Patent Counsel since 1981.

   John M. Morrash         Treasurer since February 1988. Previously, Controller, Automated Systems     39
                           Division since 1984.

   Charles E. Myslinski    Director, Corporate Credit and Collections and Assistant Secretary since     64
                           February 1988. Previously, Treasurer and Assistant Secretary since
                           December 1979. Previously, Assistant Secretary since 1978.

   William M. Shockley     Corporate Controller, since September 1992. Previously, Assistant            32
                           Controller since November 1991. Previously, Manager, Coopers & Lybrand since 1988.

                                    PART II

   Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

       Information regarding the principal markets on which SPS Technologies common stock is traded, the high and low sales price for the stock on the New York Stock Exchange for each quarterly period during the past two years, the quarterly cash dividends declared by SPS Technologies with respect to its common stock during the past two years, and the approximate number of holders of common stock at March 7, 1994 is included under the caption entitled "Common Stock Information" on page 21 in the 1993
   Annual Report to Shareholders and is incorporated herein by reference.

   Item 6. SELECTED FINANCIAL DATA

       A summary of selected financial data for SPS Technologies for the years and year ends specified is included under the caption entitled "Selected Financial Data" on page 23 in the 1993 Annual Report to Shareholders and is incorporated herein by reference.

   Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Information regarding SPS Technologies financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 to 27 in the 1993 Annual Report to Shareholders and is incorporated herein by reference.

   Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Consolidated Financial Statements for SPS Technologies included on pages 4 through 19 in the 1993 Annual Report to Shareholders, together with required supplementary data that is included in Footnote 23, "Summary of Quarterly Results" on page 20 in the 1993 Annual Report to Shareholders, are incorporated herein by reference.

   Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

   Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (a) Identification of directors:

           Information regarding directors is incorporated by reference to the Definitive Proxy Statement, Election of Directors, if filed with the Securities and Exchange Commission (SEC) within 120 days after December 31, 1993. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

       (b) Identification of executive officers:

           Information regarding executive officers is contained in Part I of this report (page 5).

   Item 11. EXECUTIVE COMPENSATION

       Information regarding executive compensation is incorporated by reference to the Definitive Proxy Statement, Executive Compensation and Board Meetings, Committees and Compensation, if filed with the SEC within 120 days after December 31, 1993. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

   Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Definitive Proxy Statement, Ownership of Voting Securities, if filed with the SEC within 120 days after December 31, 1993. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

   Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

                                    PART IV

   Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) Documents filed as part of this Report:

       1. The Consolidated Financial Statements and related Notes set forth on pages 4 through 19 of the 1993 Annual Report to Shareholders are incorporated by reference (See Exhibit 13). The Report of Independent Accountants, which covers both the Consolidated Financial Statements and the financial statement schedules, appears on page 11 of this report.

       2. Financial Statement Schedules:

       The following supplemental schedules are located in this report on the pages indicated.

                                                                         Page
                                                                         ----
      V          Property, Plant and Equipment                            12

      VI         Accumulated Depreciation and Amortization of Property,
                 Plant and Equipment                                      13

      VIII       Valuation and Qualifying Accounts                        14

      IX         Short-Term Borrowings                                    14

      X          Supplementary Income Statement Information               14

       Schedules other than those listed above are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

       3. Exhibits:


       3a   Amended and Restated Articles of Incorporation. Exhibit 3a to the Annual
            Report on Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
       3b   By-Laws as amended, effective April 29, 1993. Exhibit 3 to the Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1993, is hereby incorporated by reference.
       4    Rights Agreement dated November 11, 1988, is incorporated by reference to Form 8-K filed November 17, 1988. Amendment No. 1 to Rights Agreement dated January 22, 1991, is incorporated by reference to Form 8-K filed
            January 25, 1991.
      10a   SPS 1988 Long Term Incentive Stock Plan as amended, effective February
            2, 1989. Exhibit 10a to the Annual Report on Form 10-K for the year ended December 31, 1988, is hereby incorporated by reference.
      10b   SPS Exempt Employees Savings and Investment Plan as Amended and
            Restated, effective November, 1991. Exhibit 10b to the Annual Report on
            Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.
      10c   SPS Technologies, Inc. Non-Exempt Employees Savings and Investment Plan
            as Amended and Restated, effective November, 1991. Exhibit 10c to the
            Annual Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.
      10d   SPS Technologies, Inc. Management Incentive Plan as Amended and
            Restated, effective March 7, 1991. Exhibit 10d to the Annual Report on
            Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
      10e   SPS Technologies, Inc. Executive Incentive Plan as Amended and Restated,
            effective March 7, 1991. Exhibit 10e to the Annual Report on Form 10-K
            for the year ended December 31, 1990, is hereby incorporated by reference.
      10f   Retirement Benefit Agreement, dated February 28, 1979. Exhibit 10f to the Annual Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.
      10g   Fee Arrangement with Former Directors, effective November 29, 1984.
            Exhibit 10g to the Annual Report on Form 10-K for the year ended
            December 31, 1990, is hereby incorporated by reference.

      10h   Form of Employment Agreements between SPS Technologies, Inc. and certain employees, as amended and restated effective December 14, 1992. Exhibit
            10h to the Annual Report on Form 10-K for the year ended December 31,
            1992, is hereby incorporated by reference.
      10i   SPS Technologies, Inc. Executive Deferred Compensation Plan, as amended and restated, effective December 14, 1992. Exhibit 10i to the Annual
            Report on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.
      10j   SPS Technologies, Inc. Executive Deferred Compensation Plan II, as
            amended and restated effective December 1, 1993.
      10k   SPS Technologies, Inc. Supplemental Executive Retirement Plan, as
            amended and restated effective December 14, 1992. Exhibit 10k to the
            Annual Report on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.
      10l   Employment Agreement between SPS Technologies, Inc. and Charles W.
            Grigg, Chairman and Chief Executive Officer, effective December 1, 1993.
      10m   Form of Indemnification Agreements between SPS Technologies, Inc. and officers and directors dated February 2, 1987. Exhibit 10m to the Annual
            Report on Form 10-K for the period ended December 31, 1992, is hereby incorporated by reference.
      10n   Split Dollar Insurance Agreements regarding certain officers and directors effective April 2, 1990, and November 27, 1991. Exhibit 10n to
            the Annual Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.
      10o   SPS Technologies, Inc. Senior Executive Severance Plan, effective
            December 14, 1992. Exhibit 10o to the Annual Report on Form 10-K for the
            year ended December 31, 1992, is hereby incorporated by reference.
      10p   Agreement with Retiring Executive, approved December 14, 1992. Exhibit
            10p to the Annual Report on Form 10-K for the year ended December 31,
            1992, is hereby incorporated by reference.
      10q   SPS Technologies, Inc. Benefit Equalization Plan, as amended and restated effective December 14, 1992. Exhibit 10 to the Quarterly Report
            on Form 10-Q for the quarter ended March 31, 1993, is hereby incorporated by reference.
      11    Computation of dilution (anti-dilution) of earnings per share resulting from common stock equivalents.
      13    1993 Annual Report to Shareholders (With the exception of the information expressly incorporated by reference in items 1, 3, 5, 6, 7,
            8 and 14 of Form 10-K, the 1993 Annual Report to Shareholders is not
            deemed "filed" with the SEC or otherwise subject to the liabilities of
            Section 18 of the Securities and Exchange Act of 1934).
      21    Subsidiaries of the Registrant.
      23    Consent of Independent Accountants.

       (b) Reports on Form 8-K:

       Form 8-K was filed on December 1, 1993 stating that the Board of Directors had elected Charles W. Grigg as Chairman of the Board and Chief Executive Officer, and a Director of the Company, effective December 1, 1993.

                                   SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SPS TECHNOLOGIES, INC.
                                         ------------------------------------
                                         (Registrant)

   DATE: March 28, 1994
                                               /s/ WILLIAM M. SHOCKLEY
                                         ------------------------------------
                                                 William M. Shockley
                                                      Controller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                            Title                      Date
  -------------------------------------------------------------------------------------
         /s/ CHARLES W. GRIGG           Chairman, Chief Executive        March 28, 1994
   --------------------------------     Officer and Director
         Charles W. Grigg               (Principal Executive Officer)


        /s/ HARRY J. WILKINSON          President, Chief Operating       March 28, 1994
   --------------------------------     Officer and Director
         Harry J. Wilkinson


       /s/ WILLIAM M. SHOCKLEY          Controller (Principal            March 28, 1994
   --------------------------------     Financial Officer)
         William M. Shockley


         /s/ F. JAMES SKINNER           Director                         March 28, 1994
   --------------------------------
          F. James Skinner


          /s/ ALLEN C. MENKE            Director                         March 28, 1994
   --------------------------------
          Allen C. Menke


       /s/ PAUL F. MILLER, JR.          Director                         March 28, 1994
   --------------------------------
         Paul F. Miller, Jr.

                       REPORT OF INDEPENDENT ACCOUNTANTS


   THE SHAREHOLDERS AND BOARD OF DIRECTORS
   SPS TECHNOLOGIES, INC.:

       We have audited the consolidated financial statements of SPS Technologies, Inc. and subsidiaries as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, which financial statements are included on pages 4 through 19 of the 1993 Annual Report to Shareholders of SPS Technologies, Inc. and subsidiaries and incorporated by reference herein. We have also audited the financial statement schedules as listed in Item 14(a)2 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPS Technologies, Inc. and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

       As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1992.



                                       /s/  COOPERS & LYBRAND
                                      -------------------------
                                            COOPERS & LYBRAND

   2400 Eleven Penn Center
   Philadelphia, Pennsylvania 19103
   March 2, 1994, except as to Note 12 for
    which the date is March 21, 1994

                                                                   SCHEDULE V

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                         Property, Plant and Equipment
                  Years ended December 31, 1993, 1992 and 1991

                             (Thousands of dollars)

       Depreciation is provided substantially on a straight-line basis over the estimated useful lives of the respective assets, generally as follows:
   Buildings, 5 to 50 years; Machinery and equipment, 3 to 20 years.

                                               Balance at                                 Other changes        Balance at
                                               beginning     Additions    Retirements   -------------------        end
   CLASSIFICATION                               of year       at cost      or sales      Debit       Credit      of year
  -----------------------------------------------------------------------------------------------------------------------
   Year ended
   December 31, 1993:
    Land ..................................     $  4,787      $             $    26      $    14(a) $    19(b)  $  4,487
                                                                                                        269(c)
    Buildings .............................       39,722                         52        1,259(a)      77(b)    40,841
                                                                                                         11(c)
    Machinery and equipment ...............      136,360          903        14,767        8,586(a)   4,017(b)   127,318
                                                                                             253(c)
     Construction in progress .............        9,046       11,345                         27(c)  12,729(a)     7,526
                                                                                                        163(b)
                                                ------------------------------------------------------------------------
     Total property, plant
       and equipment ......................     $189,915      $12,248       $14,845      $10,139    $17,285     $180,172
                                                ========================================================================
   Year ended
   December 31, 1992:
     Land .................................     $  4,946      $    59(d)    $            $          $   178(b)  $  4,787
                                                                                                         40(c)
     Buildings ............................       38,939          765(d)         51          992(a)     697(b)    39,722
                                                                                                        226(c)
     Machinery and equipment ..............      138,096        2,694(d)     12,076       15,748(a)   8,201(b)   136,360
                                                                                              99(c)
     Construction in progress .............       10,026       10,937           146                  11,440(a)     9,046
                                                                                                        331(b)
                                                ------------------------------------------------------------------------
     Total property, plant
       and equipment ......................     $192,007      $14,455       $12,273      $16,839    $21,113     $189,915
                                                ========================================================================
   Year ended
   December 31, 1991:
     Land .................................     $  7,518      $             $    41      $    32(a) $    30(b)  $  4,946
                                                                                                      2,533(c)
     Buildings ............................       45,780           24           688        2,467(a)     113(b)    38,939
                                                                                                      8,531(c)
     Machinery and equipment ..............      141,763        2,162        12,561        8,542(a)   1,231(b)   138,096
                                                                                                        579(c)
     Construction in progress .............       13,135        8,932            43           40(b)  12,027(a)    10,026
                                                                                                         11(c)
                                                ------------------------------------------------------------------------
     Total property, plant
       and equipment ......................     $208,196      $11,118       $13,333      $11,081    $25,055     $192,007
                                                ========================================================================

   ----------
   The 1992 and 1991 amounts have been reclassified (see Note 3 to the Consolidated Financial Statements)
   (a) Transfers among accounts and miscellaneous adjustments, net.
   (b) Translation adjustments.
   (c) The May 3, 1991, balances, and subsequent additions, retirements and translation adjustments reclassified to net assets held for sale.
   (d) Amounts include $59 of land, $757 of buildings and $2,084 of machinery and equipment related to the acquisition of a bonded magnet business in December 1992.

                                                                  SCHEDULE VI

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
   Accumulated Depreciation and Amortization of Property, Plant and Equipment
                  Years ended December 31, 1993, 1992 and 1991

                             (Thousands of dollars)

                                        Balance at                                     Other changes       Balance at
                                        beginning     Additions      Retirements      -----------------        end
   CLASSIFICATION                        of year       at cost        or sales        Debit       Credit      of year
  ----------------------------------------------------------------------------------------------------------------------
   Year ended
     December 31, 1993:
     Buildings ....................     $23,214          $ 1,601       $    43       $   69(a)   $          $24,480
                                                                                         29(b)
                                                                                        194(c)

     Machinery and
       equipment ..................      75,123           12,043         14,096       3,005(a)    186(c)     68,734
                                                                                      1,517(b)
                                        --------------------------------------------------------------------------------
     Total accumulated
       depreciation and
       amortization ...............     $98,337          $13,644        $14,139      $4,814      $  186     $93,214
                                        ================================================================================
   Year ended
   December 31, 1992:
     Buildings ....................     $21,955          $ 1,758        $    28      $  251(b)   $    7(a)  $23,214
                                                                                        227(c)

     Machinery and
       equipment ..................      74,352           12,172         11,512       4,952(b)    5,017(a)   75,123
                                                                                                     46(c)
                                        --------------------------------------------------------------------------------
     Total accumulated
       depreciation and
       amortization ...............     $96,307          $13,930        $11,540      $5,430      $5,070     $98,337
                                        ================================================================================
   Year ended
   December 31, 1991:
     Buildings ....................     $23,256          $ 1,695        $   279      $   38(b)              $21,955
                                                                                      2,679(c)
     Machinery and
       equipment ..................      74,447           13,089         10,834       1,031(a)               74,352
                                                                                        971(b)
                                                                                        348(c)
                                        --------------------------------------------------------------------------------
     Total accumulated
       depreciation and
       amortization ...............     $97,703          $14,784         $11,113     $5,067                 $96,307
                                        ================================================================================

   ----------
   The 1992 and 1991 amounts have been reclassified (see Note 3 to the Consolidated Financial Statements).
   (a) Transfers among accounts and miscellaneous adjustments, net.
   (b) Translation adjustments.
   (c) The May 3, 1991, balances, and subsequent additions, retirements and translation adjustments reclassified to net assets held for sale.

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Years ended December 31, 1993, 1992 and 1991

                             (Thousands of dollars)
                                                                SCHEDULE VIII

                       Valuation and Qualifying Accounts

                                                       Balance at       Additions                                  Balance
                                                       beginning     charged to costs               Translation    at end
   Description                                          of year        and expenses       Other     adjustment     of year
                                                       -------------------------------------------------------------------
   Year ended December 31, 1993:

    Allowance for doubtful receivables ............      $1,329            $668          $  (780)(a)   $ (32)      $1,185
                                                         =================================================================

   Year ended December 31, 1992:
                                                                                         $  (570)(a)
    Allowance for doubtful receivables ............      $1,609            $485          $   (27)(b)   $(168)      $1,329
                                                         =================================================================

   Year ended December 31, 1991:
                                                                                         $(1,016)(a)
    Allowance for doubtful receivables ............      $1,939            $796          $   (74)(b)   $ (36)      $1,609
                                                         =================================================================

   ----------
   The 1992 and 1991 amounts have been reclassified (see Note 3 to the Consolidated Financial Statements).
   (a) Uncollectible receivables less recoveries.
   (b) Transfers to net assets held for sale.

                                                                  SCHEDULE IX

                             Short-Term Borrowings

                                                                      Maximum        Average        Weighted
                 Category                               Weighted      amount         amount          average
               of aggregate                 Balance     average     outstanding    outstanding    interest rate
                short-term                 at end of    interest    during the     during the      during the
                borrowings                  period        rate        period       period (b)      period (c)
   ------------------------------------------------------------------------------------------------------------
   December 31, 1993
   Notes payable to banks(a) ..........     $2,262        10.7%       $ 3,200        $2,668           15.0%
   December 31, 1992
   Notes payable to banks(a) ..........     $2,110        15.6%       $ 4,300        $2,007           10.1%
   December 31, 1991
   Notes payable to banks .............     $4,021        13.9%       $11,223        $7,988           15.7%

   ----------
   (a) For general terms, see Note 10 to the Consolidated Financial
       Statements.
   (b) The average amount outstanding during each period is the average of the month end balances.
   (c) The weighted average interest rate during the period is determined by dividing interest expense related to short-term borrowings by the average of the month end balances.

                                                                   SCHEDULE X

                   Supplementary Income Statement Information

                                             Charged to Costs and Expenses
   ITEM                                      1993         1992          1991
   -------------------------------------------------------------------------
   Maintenance and Repairs ..........      $9,096       $8,925        $9,920
   =========================================================================