Form 10-Q
period 1994-03-31
SPS TECHNOLOGIES INC
filed 1994-05-16
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                                   QUARTERLY REPORT
                           PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarter ended March 31, 1994
                            Commission file number 1-4416




                                SPS TECHNOLOGIES, INC.
                (Exact name of Registrant as specified in its Charter)


                        PENNSYLVANIA                     23-1116110
                  (State of incorporation)            (I.R.S. Employer
               101 Greenwood Avenue, Suite 470       Identification No.)
                  Jenkintown, Pennsylvania                   19046
          (Address of principal executive offices)       (Zip Code)

                                    (215) 517-2000
                 (Registrant's telephone number, including area code)


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
            such filing requirements for the past 90 days. Yes  X . No    .

               The number of shares of Registrant's Common Stock
            outstanding on May 2, 1994 was 5,108,148.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        PART 1

                                FINANCIAL INFORMATION


          Item 1.  Index to Financial Statements


               Report of Independent Accountants                          3


               Condensed Statements of Consolidated Operations -
               Three Months Ended March 31, 1994 and 1993
               (Unaudited)                                                4


               Condensed Consolidated Balance Sheets -
               March 31, 1994 and December 31, 1993
               (Unaudited)                                                5


               Condensed Statements of Consolidated Cash Flows -
               Three Months Ended March 31, 1994 and 1993
               (Unaudited)                                                6


               Notes to Condensed Consolidated Financial Statements       7

                          REPORT OF INDEPENDENT ACCOUNTANTS


          The Shareholders and Board of Directors
          SPS Technologies, Inc.:

               We have reviewed the accompanying condensed consolidated balance sheet of SPS Technologies, Inc. and Subsidiaries as of March 31, 1994, the related condensed consolidated statements of operations for the three-month periods ended March 31, 1994 and 1993 and the related statements of cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

               We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion
          regarding   the  financial   statements  taken   as  a   whole.
          Accordingly, we do not express such an opinion.

               Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

               We  have previously  audited, in  accordance with  generally accepted auditing standards, the consolidated balance sheet of SPS Technologies, Inc. and Subsidiaries as of December 31, 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 2, 1994, except as to Note 12 for which the date is March 21, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /s/Coopers & Lybrand
                                        COOPERS & LYBRAND

          2400 Eleven Penn Center
          Philadelphia, Pennsylvania
          May 12, 1994

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                (Unaudited-Thousands of dollars except per share data)

                                                     Three Months Ended
                                                          March 31,
                                                      1994          1993

     Net sales                                     $  81,581     $  87,283

     Cost of goods sold                               68,553        73,162

     Gross profit                                     13,028        14,121

     Selling, general and administrative expense      10,820        11,383

     Unusual items:
      Restructuring credit                            (3,100)         (500)
      Loss on disposal                                 6,600

     Operating earnings (loss)                        (1,292)        3,238

     Other income (expense):
      Interest income                                    105           221
      Interest expense                                (1,718)       (1,534)
      Equity in earnings (loss) of affiliates            210          (150)
      Other, net                                         455           295
                                                        (948)       (1,168)

     Earnings (loss) before income taxes              (2,240)        2,070

     Provision for income taxes                          300           440


     Net earnings (loss)                           $  (2,540)    $   1,630



     Net earnings (loss) per share                 $    (.50)    $     .32

     Cash dividends per share                                    $     .32

     Average shares outstanding                    5,106,961     5,105,429

       See accompanying notes to condensed consolidated financial statements. The 1993 amounts have been reclassified (see Note 3).

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited-Thousands of dollars)

                                                March 31,        December 31,
                                                  1994               1993
     Assets
     Current assets
      Cash and cash equivalents                $   6,889         $   6,852
      Accounts and notes receivable,
       less allowance for doubtful
       receivables of $1,285 (1993-$1,185)        51,875            48,968
      Inventories                                 80,953            80,604
      Deferred income taxes                       13,676            13,667
      Prepaid expenses                             2,741             2,300
      Net assets held for sale                     8,619             8,619
        Total current assets                     164,753           161,010

     Investments in affiliates                    12,681            12,475
     Property, plant and equipment, net of
      accumulated depreciation of $92,511         84,506            86,958
      (1993 - $93,214)
     Other assets                                 27,045            25,536
          Total assets                         $ 288,985         $ 285,979

     Liabilities and shareholders' equity
     Current liabilities
      Notes payable                            $   6,678         $   7,339
      Accounts payable                            19,883            19,657
      Accrued expenses                            39,375            38,885
      Income taxes payable                           566               646
        Total current liabilities                 66,502            66,527

     Deferred income taxes                         9,457             9,445
     Long-term debt, less current
      installments                                83,703            81,828
     Retirement obligations                       27,675            25,352

     Shareholders' equity
      Preferred stock, par value $1 per share,
       Authorized 400,000 shares, Issued none
      Common stock, par value $1 per share,
       Authorized 30,000,000 shares,
       Issued 6,361,606 shares                     6,362             6,362
      Additional paid-in-capital                  59,714            59,704
      Retained earnings                           57,976            60,516
      Minimum pension liability                   (1,780)           (1,780)
      Common stock in treasury, at cost
       1994 - 1,254,314 shares
       1993 - 1,254,977 shares                   (10,139)          (10,144)
      Cumulative translation adjustments         (10,485)          (11,831)
        Total shareholders' equity               101,648           102,827
           Total liabilities and
            shareholders' equity               $ 288,985         $ 285,979

       See accompanying notes to condensed consolidated financial statement.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (Unaudited-Thousands of dollars)


                                                        Three Months Ended
                                                             March 31,
                                                       1994           1993

     Net cash provided by operating activities      $     264      $   2,492

     Cash flows provided (used) by investing
     activities
      Additions to property, plant and equipment       (3,358)        (3,537)
      Proceeds from sale of property, plant
      and equipment                                     1,051
      Other, net                                          (76)

     Net cash used by investing activities             (2,383)        (3,537)

     Cash flows provided (used) by financing
     activities
      Proceeds from borrowings                          3,766          9,700
      Reduction of borrowings                          (1,707)       ( 4,145)
      Payments of cash dividends                                      (1,634)
      Other, net                                           16

     Net cash provided by financing activities          2,075          3,921

     Effect of exchange rate changes on cash               81             25

     Net increase in cash and cash equivalents             37          2,901

     Cash and cash equivalents at
     beginning of period                                6,852          2,879

     Cash and cash equivalents at
     end of period                                  $   6,889      $   5,780


       See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited-Thousands of Dollars)


          1.   Financial Statements

                    In the opinion of the Company's management, the
               accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1994, the results of operations for the three-month periods ended March 31, 1994 and 1993, and cash flows for the three-month periods ended March 31, 1994 and 1993. The December 31, 1993 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments except those related to the unusual items (see Note 3). All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1993 Annual Report filed on Form 10-K applied on a consistent basis.

          2.   Inventories
                                         March 31,       December 31,
                                           1994              1993
               Finished goods            $  33,558         $  37,323
               Work-in-process              19,684            17,115
               Raw materials
                and supplies                27,711            26,166
                                         $  80,953         $  80,604

          3.   Unusual Items

                    In April 1994, the Company decided to liquidate its
               investment in its subsidiary, Ferre Plana, S.A., located in Barcelona, Spain. The loss on disposal of $6.6 million is included in the condensed statement of consolidated operations as an unusual charge. This disposal charge was for the write-off of the net assets associated with Ferre Plana, including the related intangible assets and cumulative translation adjustment account.

                    Included in the 1993 restructuring charge was a
               provision for the liquidation of the Assembly Systems Division, a fastener segment product line. During the first quarter of 1994, the Company identified a buyer for this product line. As a result of this modification of the restructuring plan and the related change in estimate, and because actual restructuring costs have been lower than estimated costs, the Company recorded a $3.1 million credit for the reversal of excess reserves associated with the 1993 restructuring charge.

                    During the fourth quarter of 1993, the restructuring
               plan was modified to retain certain businesses previously held for sale. As a result of this modification, the condensed statement of consolidated operations for the three-month period ended March 31, 1993 has been reclassified for comparative purposes.

          4.   Income Taxes

                    The Company's provision for income taxes resulted
               principally from the inability to recognize a full tax benefit on the liquidation loss of the Company's subsidiary in Spain. The Company's effective tax rate for the first quarter of 1993 is lower than the statutory tax rate due to the tax benefits realized from the settlement of a long-term receivable.

          5.   Earnings Per Share

                    Per share data was calculated using the weighted
               average number of shares outstanding during the periods. Common share equivalents in the form of stock options have been excluded from the calculations as their dilutive effect is not material, or their effect is anti-dilutive.

          6.   Cumulative Translation Adjustments

                    The following summarizes the changes in translation
               adjustments during the three-month period ended March 31, 1994:

               Beginning of period                $ (11,831)
                Changes during period:
                Working capital                       1,043
                Property, plant and equipment           333
                Other, net                              (30)
               End of period                      $ (10,485)

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Introduction

               The net loss for the first quarter of 1994 is attributed to unusual items which net to a charge of $3.5 million. This includes a $6.6 million loss on disposal for the liquidation of the Company's subsidiary in Barcelona, Spain, and a $3.1 million credit for the reversal of reserves associated with the 1993 restructure charge. Sales and orders received in the first quarter of 1994 indicated improvements in the aerospace and industrial fastener markets of the fastener segment and growth in the materials segment.


          Sales and Operating Earnings by Segment

          Sales

               Net sales in the first quarter of 1994 were $81.6 million, compared to $87.3 million for the same period a year ago. Sales decreased $5.7 million, or 6.5 percent, compared to the first quarter of 1993; however, sales increased $9.6 million, or 13.4 percent, compared to the fourth quarter of 1993.

               Fastener segment sales were $58.1 million, compared to first quarter of 1993 sales of $62.4 million, a decrease of $4.3 million, or 6.8 percent. Aerospace fastener sales decreased by $1.8 million, or 6.2 percent; however, sales increased by $3.8 million, or 16.6 percent, from the fourth quarter of 1993. Excluding the first quarter of 1993 sales of the Assembly
          Systems Division and the Company's subsidiary in Spain, transportation and industrial fastener sales in the first quarter of 1994 increased $1.7 million, or 5.8 percent, compared to the first quarter of 1993.

               Materials segment sales were $23.5 million in the first quarter of 1994 compared to $24.9 million in the first quarter of 1993, a decrease of $1.4 million, or 5.8 percent. Higher sales of magnetic materials were offset by a decline in the sales of stainless steel and cobalt-based alloys. Compared to the fourth quarter of 1993, first quarter sales in the materials market increased by $2.5 million , or 12 percent.

          Operating Earnings

               The operating loss for the fastener segment of $3.4 million in the first quarter of 1994 is due to the 1994 unusual items. Excluding the 1994 unusual items, fastener segment operating earnings decreased $1.1 million from the first quarter of 1993. The decrease in operating profit is the result of lower sales volume of aerospace fastener sales and certain material and equipment problems experienced in the Company's Cleveland plant.

               In the materials segment, operating earnings of $2.1 million in the first quarter of 1994 improved slightly when compared with the first quarter of 1993. Profits from higher sales of magnetic materials and savings from an overhead reduction program were offset by the reduced earnings associated with a decline in the sales volume of superalloys.

          Other Expense

               Interest expense increased from $1.5 million in the first quarter of 1993 to $1.7 million in the first quarter of 1994, due to higher levels of corporate debt and an increase in interest rates. The magnetic materials joint venture in Adelanto, California and the Company's Brazilian affiliate reported net earnings in the first quarter of 1994 compared to net losses in the first quarter of 1993. As a result, the Company's equity in earnings (loss) of affiliates improved by $360,000.

          Income Taxes

               The Company incurred a provision for income taxes despite a first quarter of 1994 pre-tax loss from operations because of the inability to recognize a full tax benefit on the liquidation loss of the Company's subsidiary in Spain. The Company's effective tax rate for the first quarter of 1993 is lower than the statutory tax rate due to the tax benefits realized from the settlement of a long-term receivable.

          Earnings

               The net loss for the first quarter of 1994 of $2.5 million, or $.50 per share, compared to net earnings for the first quarter of 1993 of $1.6 million, or $.32 per share. The unusual items in 1994 of $3.5 million compares to a $500,000 restructuring credit in 1993 and accounts for the net loss in 1994. A gross profit decrease of $1.1 million was offset by reductions to selling, general and administrative expense, other expense and the provision for income taxes.

          Orders and Backlog

               Incoming orders in the first quarter of 1994 were $92.3 million, compared to $94.9 million for the first quarter of 1993. Compared to the fourth quarter of 1993, orders increased in both segments for a total increase of $18.1 million, or 24.3 percent. Excluding 1993 orders for the Assembly Systems Division and the Company's subsidiary in Spain, orders received in the first quarter of 1994 were 3 percent higher than the first quarter of 1993 and 28.5 percent higher than the fourth quarter of 1993.
          The backlog at March 31, 1994 was $95.4 million, compared to $90.7 million on the same date a year ago and $89 million at December 31, 1993.

          Unusual Items

               In April 1994, the Company decided to liquidate its investment in its subsidiary, Ferre Plana, S.A., located in Barcelona, Spain. Ferre Plana, S.A., which manufactured commodity industrial fasteners, had lost $9.4 million since it was acquired in 1990, and would have incurred additional losses and required a substantial cash investment in 1994 if kept in operation. The loss on disposal of $6.6 million is included in the condensed statement of consolidated operations as an unusual charge. This disposal charge was for the write-off of the net assets associated with Ferre Plana, including the related intangible assets and cumulative translation adjustment account, and will have no effect on the Company's cash flow.

               Included in the 1993 restructuring charge was a provision for the liquidation of the Assembly Systems Division, a fastener segment product line. The Assembly Systems Division, which manufactured computer-controlled fastener tightening equipment, had accumulated operating losses totaling $11.6 million over the past five years. During the first quarter of 1994, the Company identified a buyer for this product line. As a result of this modification of the restructuring plan and the related change in estimate, and because actual restructuring costs have been lower than estimated costs, the Company recorded a $3.1 million credit for the reversal of excess reserves associated with the 1993 restructuring charge.

          Liquidity and Capital Resources

               Management considers liquidity to be the ability to generate adequate amounts of cash to meet its needs and capital resources to be the resources from which such cash can be obtained, principally from operating and external sources. The Company believes that capital resources available to it will be sufficient to meet the needs of its business, both on a short-term and long-term basis.

               Cash flow provided or used by operating activities, investing activities and financial activities is summarized in the condensed statements of consolidated cash flows. The first quarter 1994 cash flow provided by operating activities decreased from the first quarter of 1993 due to lower earnings in 1994 and cash expenditures in 1994 to fund severance payments related to the 1993 restructuring accrual.

               The decrease in the cash used by investing activities is attributed to the first quarter 1994 net proceeds from the sale of the Company's aircraft. The Company spent $3.4 million for capital expenditures in the first quarter of 1994 and has budgeted $13 million for the full year of 1994, as reported on form 10-K for the year ended December 31, 1993.

               The Company's total debt to equity ratio was 89 percent at March 31, 1994, compared to 87 percent at December 31, 1993. Total debt was $90.4 million at March 31, 1994 and $89.2 million at December 31, 1993. As of March 31, 1994, the Company is permitted to borrow an additional $16.6 million under its loan agreements. As a result of the Company's decision to liquidate its investment in its subsidiary in Spain, the Company amended certain debt agreements to modify certain financial covenants effective March 30, 1994.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       PART II
                                  OTHER INFORMATION


          Item 4.   Submission of Matters to Vote of Security Holders

          None


          Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11 Computation of Dilution (Anti-dilution) of Earnings Per Share Resulting from Common Stock Equivalents.

               15   Accountant's Awareness Letter.

          (b) Form 8-K, dated January 5, 1994, was filed on January 6, 1994 stating that the Company was reducing its non-direct work force by approximately 10 percent, and expected to record a fourth quarter 1993 restructuring charge of $20 to $25 million to reflect the costs associated with this action, as well as other modifications to the previously announced restructuring plan.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        SPS TECHNOLOGIES, INC.
                                        (Registrant)





          Date:   May 13, 1994          /s/ William M. Shockley
                                        William M. Shockley
                                        Controller





          Mr. Shockley is signing on behalf of the registrant and as the chief financial officer of the registrant.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    EXHIBIT INDEX


                                                                 PAGE

          Exhibit 11 -   Computation of Dilution (Anti-dilution)
                         of Earnings per Share Resulting from
                         Common Stock Equivalents                 16


          Exhibit 15 -   Accountant's Awareness Letter            17