Form 10-Q
period 1994-06-30
SPS TECHNOLOGIES INC
filed 1994-08-12
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                                   QUARTERLY REPORT
                           PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarter ended June 30, 1994
                            Commission file number 1-4416




                                SPS TECHNOLOGIES, INC.
                (Exact name of Registrant as specified in its Charter)


                        PENNSYLVANIA                     23-1116110
                  (State of incorporation)            (I.R.S. Employer
                    101 Greenwood Avenue             Identification No.)
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

               The number of shares of Registrant's Common Stock
            outstanding on August 1, 1994 was 5,108,148.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        PART 1

                                FINANCIAL INFORMATION


          Item 1.  Index to Financial Statements


               Condensed Statements of Consolidated Operations -
               Three and Six Months Ended June 30, 1994
               and 1993 (Unaudited)                                       3


               Condensed Consolidated Balance Sheets -
               June 30, 1994 and December 31, 1993
               (Unaudited)                                             4, 5


               Condensed Statements of Consolidated Cash Flows -
               Six Months Ended June 30, 1994 and 1993
               (Unaudited)                                                6


               Notes to Condensed Consolidated Financial Statements       7

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                 (Unaudited-Thousands of dollars, except share data)

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                      1994       1993       1994       1993
    Net sales                      $  87,865  $  85,459  $ 169,446  $ 172,742
    Cost of goods sold                73,052     70,635    141,605    143,797


    Gross profit                      14,813     14,824     27,841     28,945

    Selling, general and
     administrative expense           10,789     11,932     21,609     23,315

    Unusual items:
     Restructuring credit                          (400)    (3,100)      (900)
     Loss on disposal                                        6,600


    Operating earnings                 4,024      3,292      2,732      6,530

    Other income (expense):
     Interest income                      71         73        176        294
     Interest expense                 (1,679)    (1,464)    (3,397)    (2,998)
     Equity in earnings (loss)
      of affiliates                      568          7        778       (143)
     Other, net                           66        210        521        505
                                        (974)    (1,174)    (1,922)    (2,342)


    Earnings before income taxes       3,050      2,118        810      4,188

    Provision for income taxes           950        740      1,250      1,180

    Net earnings (loss)            $   2,100  $   1,378  $    (440) $   3,008


    Net earnings (loss) per share  $     .41  $     .27  $    (.09) $     .59


    Cash dividends per share                  $     .32             $     .64


    Average shares outstanding     5,107,934  5,105,429  5,107,469  5,105,429


      See accompanying notes to condensed consolidated financial statements. The 1993 amounts have been reclassified (see Note 3).

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited-Thousands of dollars)


                                                 June 30,       December 31,
                                                   1994             1993

     Assets
     Current assets
      Cash and cash equivalents                 $   7,044         $   6,852
      Accounts and notes receivable,
       less allowance for doubtful
       receivables of $1,288 (1993-$1,185)         56,912            48,968
      Inventories                                  81,383            80,604
      Deferred income taxes                        13,585            13,667
      Prepaid expenses                              3,133             2,300
      Net assets held for sale                      8,619             8,619
        Total current assets                      170,676           161,010


     Investments in affiliates                     13,242            12,475
     Property, plant and equipment, net of
      accumulated depreciation of $95,543
      (1993-$93,214)                               83,793            86,958
     Other assets                                  27,177            25,536
          Total assets                          $ 294,888         $ 285,979


       See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited-Thousands of dollars)


                                                 June 30,       December 31,
                                                   1994             1993


     Liabilities and shareholders' equity
     Current liabilities
      Notes payable                             $   5,079         $   7,339
      Accounts payable                             22,884            19,657
      Accrued expenses                             36,113            38,885
      Income taxes payable                            830               646
        Total current liabilities                  64,906            66,527


     Deferred income taxes                          9,553             9,445
     Long-term debt                                86,554            81,828
     Retirement obligations                        27,571            25,352


     Shareholders' equity
      Preferred stock, par value $1 per share,
       Authorized 400,000 shares, Issued none
      Common stock, par value $1 per share,
       Authorized 30,000,000 shares,
       Issued 6,361,606 shares                      6,362             6,362
      Additional paid-in-capital                   59,726            59,704
      Retained earnings                            60,076            60,516
      Minimum pension liability                    (1,780)           (1,780)
      Common stock in treasury, at cost
       1,253,458 shares in 1994 (1,254,977
       shares in 1993)                            (10,132)          (10,144)
      Cumulative translation adjustments           (7,948)          (11,831)
        Total shareholders' equity                106,304           102,827
           Total liabilities and
            shareholders' equity                $ 294,888         $ 285,979


        See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (Unaudited-Thousands of dollars)


                                                        Six Months Ended
                                                            June 30,
                                                      1994            1993



     Net cash provided (used) by operating
     activities                                     $   (916)       $  4,309


     Cash flows provided (used) by investing
     activities:
      Additions to property, plant and equipment      (5,653)         (6,249)
      Proceeds from divestitures                       2,123           1,031
      Proceeds from sale of property,
       plant and equipment                             1,152              74
      Other, net                                         (86)             (7)

     Net cash used by investing activities            (2,464)         (5,151)

     Cash flows provided (used) by financing
     activities:
      Proceeds from borrowings                        11,560          23,900
      Reduction of borrowings                         (8,326)        (14,406)
      Payments of cash dividends                                      (3,267)
      Other, net                                          34

     Net cash provided by financing activities         3,268           6,227

     Effect of exchange rate changes on cash             304            (133)

     Net increase in cash and cash equivalents           192           5,252

     Cash and cash equivalents at
     beginning of period                               6,852           2,879

     Cash and cash equivalents at
     end of period                                  $  7,044        $  8,131


        See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited-Thousands of Dollars)

          1.   Financial Statements

                    In the opinion of the Company's management, the
               accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1994, the results of operations for the three and six-month periods ended June 30, 1994 and 1993, and cash flows for the six-month periods ended June 30, 1994 and 1993. The December 31, 1993 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments except those related to the unusual items (see Note 3). All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1993 Annual Report filed on Form 10-K applied on a consistent basis.

          2.   Inventories

                                          June 30,       December 31,
                                           1994              1993

               Finished goods            $ 35,125          $ 37,323
               Work-in-process             18,587            17,115
               Raw materials
                and supplies               27,671            26,166
                                         $ 81,383          $ 80,604

          3.   Unusual Items

                    In 1994, the Company sold its investment in its
               subsidiary, Ferre Plana, S.A., located in Barcelona, Spain. The loss on disposal of $6.6 million is included in the condensed statement of consolidated operations as an unusual charge. This disposal charge was for the loss on the sale of Ferre Plana's net assets, including the write-off of the related intangible assets and cumulative translation adjustment account.

                    Included in the 1993 restructuring charge was a
               provision for the liquidation of the Assembly Systems Division, a fastener segment product line. During the first quarter of 1994, the Company entered into an agreement to sell this product line. As a result of this modification of the restructuring plan and the related change in estimate, and because actual restructuring costs have been lower than estimated costs, the Company recorded a $3.1 million credit for the reversal of excess reserves associated with the 1993 restructuring charge.

                    During the fourth quarter of 1993, the restructuring
               plan was modified to retain certain businesses previously held for sale. As a result of this modification, the condensed statement of consolidated operations for the three and six-month periods ended June 30, 1993 has been reclassified for comparative purposes.

          4.   Income Taxes

                    For the six months ended June 30, 1994, the effective
               tax rate is higher than the statutory tax rate due to the inability to recognize a full tax benefit on the disposal loss of the Company's subsidiary in Spain. The Company's effective tax rate for the six months ended June 30, 1993 is lower than the statutory tax rate due to the tax benefits realized from the settlement of a long-term receivable in the first quarter of 1993.

          5.   Earnings Per Share

                    Per share data was calculated using the weighted
               average number of shares outstanding during the periods. Common share equivalents in the form of stock options have been excluded from the calculations as their dilutive effect is not material, or their effect is anti-dilutive.

          6.   Cumulative Translation Adjustments

                    The following summarizes the changes in translation
               adjustments during the six-month period ended June 30, 1994:

               Beginning of period                $(11,831)
                Changes during period:
                Working capital                      2,300
                Property, plant and equipment        1,000
                Other, net                             583
               End of period                      $ (7,948)

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Introduction

               The Company's operating results, excluding the effects of unusual items, continue to show improvement over both the prior quarter and the corresponding quarter of 1993. Incoming orders and sales are above prior year levels in both of the Company's business segments. The operating profit improvement reflects the impact of the sale of unprofitable business units as well as the cost reduction actions implemented in the first quarter of 1994.

          Sales and Operating Earnings by Segment

                                  (Unaudited-Thousands of dollars)

                              Three Months Ended      Six Months Ended
                                    June 30,               June 30,
                                1994      1993         1994      1993

          Net Sales:
            Fasteners         $ 60,543  $ 60,827     $118,674  $123,213
            Materials           27,322    24,632       50,772    49,529
                              $ 87,865  $ 85,459     $169,446  $172,742

          Operating Earnings:
            Fasteners         $  1,246  $  1,654     $ (2,082) $  2,915
            Materials            2,778     1,638        4,814     3,615
                              $  4,024  $  3,292     $  2,732  $  6,530

          Net Sales

               Net sales in the second quarter of 1994 were $87.9 million, compared to $85.5 million in the second quarter of 1993. Net sales for the six months were $169.4 million, compared to $172.7 million for the same period in 1993. Excluding 1993 sales of the Assembly Systems Division and the fastener operation in Spain (both businesses have been sold by the Company), net sales increased in the second quarter by $7.2 million, or 8.9 percent, and by $5.7 million, or 3.5 percent for the six-month period.

               Excluding 1993 sales of businesses sold, fastener segment sales increased $4.5 million for the second quarter and for the six-month period. The $1.7 million increase in aerospace fastener sales for the second quarter brought 1994 sales to 1993 levels for the six-month period. Sales in the transportation and industrial fastener markets increased by $2.8 million for the second quarter and $4.5 million for the six-month period. This increase is due to the strengthening automotive business in the United States and England.

               Materials segment sales increased by $2.7 million in the second quarter of 1994 and by $1.2 million for the six-month period. The increase in sales is attributed to the strong demand for magnetic materials from the domestic automobile and anti-theft security markets and the increasing demand for cobalt-based medical and stainless steel alloys and proprietary superalloys from the investment casting market. Installation of new air melt processing equipment was completed in April 1994 and has increased capacity and improved customer delivery time.

          Operating Earnings

               Excluding all unusual items, operating earnings for the fastener segment remained level for the second quarter and decreased $600,000 for the six-month period when compared to the same periods in 1993. The benefit of avoiding losses generated in 1993 from the Assembly Systems Division and the manufacturing operations in Spain (these businesses were sold) was offset by additional manufacturing cost caused by certain material and equipment problems experienced in the Company's Cleveland plant. The Company has ordered new manufacturing equipment, upgraded management personnel and expanded employee training programs to improve future performance at the Cleveland plant.

               In the materials segment, second quarter 1994 operating earnings of $2.8 million, or 10.2 percent of sales, were up from $1.6 million, or 6.6 percent of sales in the second quarter of 1993. Operating earnings for the six-month period of 1994 were $4.8 million, or 9.5 percent of sales, compared to the same period in 1993 of $3.6 million, or 7.3 percent of sales. The increase in earnings is attributed to higher sales of magnetic materials, better product mix of alloy sales and savings from an overhead reduction program.

          Other Expense

               Interest expense increased $215,000 in the second quarter and $400,000 for the six-month period when compared to the same periods in 1993. The increase in interest expense is the result of higher levels of corporate debt and an increase in interest rates. The magnetic materials joint venture in Adelanto, California and the Company's Brazilian affiliate reported net earnings in 1994 compared to net losses in 1993. As a result, the Company's equity in earnings (loss) of affiliates improved by $560,000 in the second quarter and $920,000 in the six-month period.

          Income Taxes

               For the six months ended June 30, 1994, the effective tax rate is higher than the statutory tax rate due to the inability to recognize a full tax benefit on the disposal loss of the

          Company's subsidiary in Spain. The Company's effective tax rate for the six months ended June 30, 1993 is lower than the statutory tax rate due to the tax benefits realized from the settlement of a long-term receivable in the first quarter of 1993.

          Earnings

               Net earnings for the second quarter of 1994 were $2.1 million, or $.41 per share, compared to $1.4 million, or $.27 per share for the second quarter of 1993. The net loss for the six months ended June 30, 1994 is $440,000, or $.09 per share, compared to net earnings of $3 million, or $.59 per share for the same period in 1993. The net unusual charge in 1994 of $3.5 million compares to a $900,000 restructuring credit in 1993 and accounts for the net loss in 1994.

               Gross profit did not change in the second quarter but decreased $1.1 million in the six months ended June 30, 1994, compared to the same periods in 1993. Other results of the quarter and six months were lower selling, general and administrative cost due to a reduction in the non-direct work force and a net reduction to other expense.

          Orders and Backlog

               Incoming orders for the second quarter of 1994 were $94.9 million compared to $84.1 million in 1993, a 12.8 percent increase. Incoming orders for the six months ended June 30, 1994 were $187.2 million compared to $179 million for the same period in 1993, a 4.6 percent increase. Excluding 1993 orders for the Assembly Systems Division and the Company's subsidiary in Spain, orders increased in all major markets for the quarter and six-month period. Backlog at June 30, 1994 was $101.9 million, compared to $81 million on the same date a year ago.

          Unusual Items

               In 1994, the Company sold its investment in its subsidiary, Ferre Plana, S.A., located in Barcelona, Spain. Ferre Plana, S.A., which manufactured commodity industrial fasteners, had lost $9.4 million since it was acquired in 1990, and would have incurred additional losses and required a substantial cash investment in 1994. The loss on disposal of $6.6 million is included in the condensed statement of consolidated operations as an unusual charge. This disposal charge was for the loss on the sale of Ferre Plana's net assets, including the write-off of the related intangible assets and cumulative translation adjustment account.

               Included in the 1993 restructuring charge was a provision for the liquidation of the Assembly Systems Division, a fastener segment product line. The Assembly Systems Division, which manufactured computer-controlled fastener tightening equipment, had accumulated operating losses totaling $11.6 million over the past five years. During the first quarter of 1994, the Company entered into an agreement to sell this product line. As a result of this modification of the restructuring plan and the related change in estimate, and because actual restructuring costs have been lower than estimated costs, the Company recorded a $3.1 million credit for the reversal of excess reserves associated with the 1993 restructuring charge.

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

               Cash flow provided or used by operating activities, investing activities and financial activities is summarized in the condensed statements of consolidated cash flows. Net cash used by operating activities for the first six months of 1994 of $916,000 compares unfavorably to net cash provided by operating activities for the same period in 1993 of $4.3 million. The unfavorable comparison results from cash expenditures in 1994 of $5.8 million to fund severance payments and other costs related to the 1993 restructuring plan and an increase in working capital in 1994 to support the higher business levels.

               The decrease in the cash used by investing activities is attributed to the 1994 net proceeds from the sale of the Assembly Systems Division and the Company's aircraft. The Company spent $5.6 million for capital expenditures in the first six months of 1994 and has budgeted $14.3 million for the full year of 1994, a $1.3 million increase from the amount reported on form 10-K for the year ended December 31, 1993.

               The Company's total debt to equity ratio was 86 percent at June 30, 1994, compared to 87 percent at December 31, 1993.
          Total debt was $91.6 million at June 30, 1994 and $89.2 million
          at December 31, 1993.   As of June 30, 1994, the Company is
          permitted to borrow an additional $11 million under its loan agreements. As a result of the Company's decision to dispose of its investment in its subsidiary in Spain, the Company amended certain debt agreements to modify certain financial covenants effective March 30, 1994. During the second quarter, the Company increased its borrowing capacity under the bank credit agreement by $5 million, increasing the total available borrowings under the facility to $55 million. Additionally, the Company obtained a commitment to finance $2.5 million of equipment under operating leases.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       PART II
                                  OTHER INFORMATION


          Item 4.   Submission of Matters to Vote of Security Holders

          (a)  The Annual Meeting of Shareholders was held on May 23, 1994.

          (b) The name of each director elected at the Annual Meeting as the Company's two Class II directors, each to hold office until the 1997 Annual Meeting of Shareholders, is as follows:

                    Dr. John F. Lubin
                    Raymond P. Sharpe

               The name of each other director whose term of office continued after the meeting is as follows:

                    Charles W. Grigg
                    Howard T. Hallowell III
                    Paul F. Miller, Jr.
                    Eric M. Ruttenberg
                    Harry J. Wilkinson

          (c) The results of the election of directors with respect to each nominee for office was as follows:

                                                For         Withheld

                    Dr. John F. Lubin        3,604,877        15,706
                    Raymond P. Sharpe        3,603,704        16,879


          Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11 Computation of Dilution (Anti-dilution) of Earnings Per Share Resulting from Common Stock Equivalents.

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        SPS TECHNOLOGIES, INC.
                                        (Registrant)





          Date:  August 10, 1994        /s/William M. Shockley
                                        William M. Shockley
                                        Controller





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