Form 10-K/A
period 1993-12-31
SPS TECHNOLOGIES INC
filed 1994-11-14
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-K/A-1

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

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
          such filing requirements for the past 90 days. Yes  X . No    .

               The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 7, 1994 was approximately $111,554,994.

               The number of shares of Registrant's Common Stock outstanding on March 7, 1994 was 5,107,292.

                                       Part II

          Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Introduction


               In December 1993, under the direction of the Company's newly appointed Chairman and Chief Executive Officer, the Company initiated programs to reduce the Company's cost structure and improve its future operating performance. The Company has substantially completed a 10 percent reduction in its non-direct workforce, which included significant reductions in corporate and executive staff. In addition, the Company has relocated its corporate offices to a smaller leased facility and listed its corporate headquarters facility in Newtown, Pennsylvania for sale and sold its aircraft. The Company also committed to exit certain historically unprofitable product lines of its fastener segment. In addition, the Company's plant consolidations, which were both expensive and disruptive to the business, are now substantially complete. As discussed in Note 3 to the financial statement, the financial statements have been reclassified for comparative purposes to reflect the results of operations of certain businesses previously held for sale that are being retained. Operating results of these businesses are included in the financial statement line items (sales, operating earnings, etc.) with an offsetting net adjustment to the restructuring charges previously reported. The following discussion is based on reclassified amounts presented.


          1993 Compared to 1992

          Net Sales

               Sales in 1993 of $319.1 million declined by $40.3 million, or 11.2 percent, from 1992 amounts. Fastener segment sales declined $35.7 million, or 13.6 percent, primarily due to the effect of exchange rate changes which affected sales by $12 million and also due to reduced shipments to the aerospace market. Aerospace fastener sales declined by $27.8 million, or
          21.7 percent, due to continued decreases in commercial and military aircraft production and production disruptions from the start-up of aerospace fastener operations transferred from another facility. Transportation and industrial fastener sales declined by $7.9 million, or 5.9 percent, due to the continuing recession in the European markets. In the United States, sales were adversely affected by the floods in the Midwest; however, shipments to the automobile industry were still higher compared to 1992 reflecting the strengthening domestic automotive business.

               Materials segment sales decreased $4.6 million, or 4.8 percent, as the increased sales of magnetic materials ($1.9 million) were offset by a greater decline in the sales of superalloys ($6.5 million). Sales of magnetic materials increased due to the acquisition of a bonded magnet business in December 1992 and increased demand from automotive and computer markets. Sales of proprietary superalloys increased from the same periods in 1992, but lower sales of stainless steel alloys and continued weakness in the aerospace market produced an overall drop in superalloy sales. All sales of the materials segment are sourced from the United States and are classified as such in the geographic area information presented in Note 17 to the financial statements.


          Operating Earnings

               The operating loss for the fastener segment of $34.1 million in 1993 is attributed largely to the 1993 restructuring charge. Other factors contributing to the fastener segment operating loss were decreases in sales volume, continued pressure to reduce prices and manufacturing inefficiencies resulting from the start-up of fastener operations transferred from other facilities. The Company's operating earnings before restructuring charges was essentially unchanged on sharply lower sales volume, reflecting cost reduction actions taken in 1993. The primary source of cost reduction in 1993 was a reduction in the workforce of 447 employees since the end of 1992.


               In the material segment, operating earnings decreased from $6.1 million, or 6.3 percent of sales in 1992, to $5 million, or
          5.5 percent of sales in 1993. The decrease in the sales volume of superalloy sales resulted in lower gross profit amounts ($1.4 million) which were partially offset by a decrease in selling, general and administrative expenses ($300 thousand).



               The operating losses in the United States of $30 million in 1993 and $7.4 million in 1992 are attributed largely to the 1993 and 1992 restructuring charges. Exclusive of restructuring charges, domestic operating earnings in both years were approximately breakeven. The domestic operating earnings of the materials segment of $5 million in 1993 and $6.1 million in 1992 were entirely offset by operating losses in the domestic fastener segment.



               The 1993 European operating loss of $168 thousand compares unfavorably to the 1992 operating profit of $4 million. The European operating results continue to be adversely affected by the industrial fastener manufacturing operation in Barcelona, Spain. The Spanish operation has suffered from manufacturing inefficiencies and a declining automotive market.

          Other Expense


               Higher levels of corporate debt offset by a decrease in interest rates resulted in level amounts of interest expense compared to 1992. While debt increased by $18.5 million in 1993, the average interest rate of the Bank Credit Agreement decreased from 4 percent in 1992 to 3.7 percent in 1993. In addition to the decreased interest rate of the Bank Credit Agreement, $5 million of the Notes Payable to insurance companies at a fixed rate of 8.7 percent was paid with Bank Credit Agreement loan proceeds.


          Income Taxes

               The income tax benefit of the Company's 1993 loss from continuing operations was lower than the benefit computed at the United States federal statutory tax rate primarily due to operating losses in the United States and Spain for which a benefit is not currently recognizable.

          Earnings

               The Company recorded a net loss for 1993 of $31 million, or $6.07 per share, compared to a net loss of $20.4 million, or $4.00 per share, in 1992. The loss in 1993 is attributed to the pre-tax restructuring charge of $32.4 million. The 1992 loss results from the pre-tax restructuring charge of $6.8 million and a charge for changes in accounting policies of $13.4 million.


               The decline in the net earnings of non-United States subsidiaries, as presented in Note 5 to the financial statements, is attributed to the 1993 restructuring charge. The non-United States restructuring charge in 1993 was approximately $6.3 million compared to $2.4 million in 1992.


          Orders and Backlog

               Incoming orders in 1993 were $333.7 million, compared to $345.1 million in 1992. Orders improved in the United States transportation market by $3.6 million, but overall orders were down due to decreases in the aerospace market of $7.3 million and the materials market of $3.2 million. The backlog in orders at December 31, 1993, was $89 million, compared to $84.5 million at the end of 1992 and $102.5 million at December 31, 1991.

          Environmental

               The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. The cost of remediation will depend upon numerous factors, including the number of parties found liable at each environmental site and their ability to pay, the outcome of negotiations with regulatory authorities, and the years of remedial activity required.

               At December 31, 1993, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The measurement of the liability is evaluated quarterly based on currently available information.


          Chronological Summary of the Restructuring Plan

          The restructuring plan was initially adopted on May 3, 1991, it was revised on February 6, 1992, in the fourth quarter of 1992 and in the third and fourth quarters of 1993. The goals of the plan have always been to enhance shareholder value and focus the Company on markets in which it holds a leadership position.

          1991

          The specific elements of the restructuring plan as originally adopted on May 3, 1991 were as follows:

               1) sell the industrial products business in Europe, which included of the manufacturing facilities in Coventry and Smethwick, England and Barcelona, Spain;

               2) sell the automotive fastener business in Cleveland, Ohio;

               3) sell the Unbrako products business in Europe, which consisted of a manufacturing facility in Shannon, Ireland and distribution businesses in West Bromwich, England; Koblenz, Germany; Milan, Italy; Copenhagen, Denmark and Paris, France;

               4) sell the Unbrako products business in the Far East which consisted of distribution businesses in Japan and Singapore;

               5) sell the hard ferrite magnetic materials business in Sevierville, Tennessee;

               6) sell the aerospace facility in Santa Ana, California after transferring most of that facility's production to facilities in Salt Lake City, Utah and Jenkintown, Pennsylvania;

               7) sell the Company's facilities in Newtown, Pennsylvania that consisted of corporate headquarters and divisional support facility; and to

               8) close the research and development facility in Naas, Ireland.

          During 1991, the following items of the restructuring plan were accomplished:

               1) The Hydraulic Tensioning Division (the industrial products manufacturing operation in Smethwick, England consisting of two major product lines - hydraulic tightening and push rods) was sold for $2.5 million in October 1991.

               2) The Unbrako distribution businesses in Japan and Singapore were sold to a newly formed joint venture (Pacific Products Limited) in which the Company owns a 50 percent interest.

               3) The research and development facility in Naas, Ireland was closed.

          The restructuring plan was first revised on February 6, 1992 to retain the automotive fastener business in Cleveland, Ohio and to consolidate the Unbrako product operations from the Puerto Rico manufacturing facility into the Cleveland, Ohio plant and to sell the Company's Puerto Rico manufacturing facility. The Company prepared estimates of the net realizable value of related assets to be sold and other costs directly associated with the decision to dispose of such assets along with expected operating results during the wind-down period. The restructure plan (including the February 1992 revision) was not expected to result in a loss. Accordingly, no restructuring charge to operations was provided during 1991.


          1992

          In the fourth quarter of 1992, the Company revised the restructuring plan as follows:

               1) to retain the Unbrako fastener manufacturing facility in Shannon, Ireland and the Unbrako distribution business in West Bromwich, England.

               2) transfer all of Jenkintown's UNBRAKO socket screw manufacturing operations to Cleveland, Ohio, for consolidation with the UNBRAKO production transferred to Cleveland from Puerto Rico.

          As a result of these modifications, as well as the protracted period required to complete the restructuring due to depressed economic and market conditions, the Company recorded a 1992 restructuring charge of $9.6 million (revised in 1993 by $2.8 million to reflect the reclassifications for businesses subsequently retained as described in the "Summary of Restructuring Charges").

          During 1992, the Company completed the transfer of manufacturing operations from the Puerto Rico manufacturing facility to Cleveland, Ohio. The Puerto Rico manufacturing facility was closed and is currently held for sale. The distribution business in Copenhagen, Denmark was sold in 1992.


          1993

          In the third and fourth quarters of 1993, the Company made revisions to the restructuring plan. The combined effect of the 1993 revisions were as follows:

               1) The Company decided to retain the following businesses:

                  A) the Industrial Products Division in Europe which
                     consisted of the manufacturing facilities in Coventry and Smethwick, England and Barcelona, Spain;

                  B) the Unbrako distribution business in Koblenz, Germany,
                     and;

                  C) the hard ferrite magnetic materials business in
                     Sevierville, Tennessee.

               2) The Company decided to lease to a third party the
                  remaining space at the Santa Ana, California facility.

               3) The Company decided to reduce the non-direct workforce by
                  10 percent, including significant reductions in corporate and executive staff.

               4) In addition, the Company decided to either sell the
                  Assembly Systems Division which is a fastener segment product line, or liquidate the computer-controlled fastener tightening systems part of this division and only operate the hand wrenches, spare parts and service portion.

               5) The Company wrote off certain costs previously deferred in contemplation of gains on the sale of the related businesses as required by Staff Accounting Bulletin 93 of the Securities and Exchange Commission due to the protracted period of disposal.

          The 1993 statement of consolidated operations includes restructuring charge of $32.4 million to reflect the costs associated with the actions described above and higher than expected costs of completing the previously announced plant consolidations.

          During 1993, the Company accomplished the following components of the restructuring plan:

               1) The transfer of the aerospace manufacturing operations
                  from the Santa Ana, California fastener plant to the Company's facilities in Salt Lake City, Utah and Jenkintown, Pennsylvania was completed. While some minor operations were retained at the Santa Ana facility, the majority of the plant is contemplated to be leased to third parties in 1994.

               2) The Company moved all of the Jenkintown, Pennsylvania
                  UNBRAKO socket screw manufacturing operations to Cleveland, Ohio, for consolidation with the UNBRAKO production transferred to Cleveland from Puerto Rico.

               3) Unbrako S.r.l., a distribution and marketing subsidiary in Milan, Italy was sold in the second quarter of 1993 and SPS-Unbrako S.A., the Company's distribution and marketing subsidiary located in Paris, France was closed and distribution activities in France were transferred to independent distributors. The net assets of these businesses comprised all of the non-United States net assets held for sale at December 31, 1992 as presented in
                  Note 5 to the financial statements.

          While the consolidations in items 1 and 2 above have caused manufacturing disruptions in 1993, they will permit more effective utilization of the remaining plants in the future.

          As of December 31, 1993, the following items remain to be accomplished to complete the Company's restructuring plan:

               1) Reduce the non-direct workforce by 10 percent.

               2) Move the Corporate staff and divisional support staff
                  from the Newtown, Pennsylvania facility to rented office space in Jenkintown, Pennsylvania and the related divisions.

               3) Liquidate or sell the Assembly Systems Division.

               4) Sell the Unbrako manufacturing facility in Puerto Rico.

               5) Sell the facility in Newtown, Pennsylvania.

               6) Lease the remaining available space in the Santa Ana,
                  California facility.

               7) Make all remaining severance payments.

          Management expects to complete items 1 through 6 above by December 31, 1994. Certain severance payments will extend beyond that date.

     Summary of Restructuring Charges ($000s)

                                                 1993         1992         1991


     Costs of employee separations             $ 10,000    $  1,000

     Plant consolidation costs, including
       cost to consolidate and relocate
       plant facilities, cost to exit leased
       warehouses and losses on asset impair-
       ments and disposal of assets               7,500       6,100

     Product line disposal cost (principally
       the Assembly Systems Division)             3,800         500

     Other nonrecurring restructuring costs,
       including advisory fees, appraisal
       fees, disposition costs, attorneys
       and accountants fees and cost to
       relocate the corporate and division
       support staff                              3,500       1,500

     Losses (profits) during the wind-
       down period                                2,710        (464)

     Losses of businesses originally planned
       to be sold but ultimately retained:
       1992 Decision to retain the Unbrako
       fastener manufacturing facility in
       Shannon, Ireland, and the Unbrako
       fastener distribution business in
       West Bromwich, England                                   964        (964)

       1993 Decision to retain the European
       industrial fastener businesses in
       Coventry and Smethwick, England and
       Barcelona, Spain; the Unbrako fastener
       distribution business in Koblenz, Germany
       and the hard ferrite magnetic materials
       business in Sevierville, Tennessee.        4,890      (2,800)     (2,090)

     Reversal of reserves associated with a
       1990 restructuring charge which was
       completed during 1991                                             (1,346)

     Restructuring charge (credit) on the
       Statement of Consolidated Operations
       for the years ended December 31, 1993,
       1992 and 1991                           $ 32,400    $  6,800    $ (4,400)

          Retention of Certain Businesses Previously Held for Sale

               During December 1993, the Company hired a new chief executive officer. One of his early actions was to focus the Company's resources on its core fastener businesses. Therefore, the decision was made to retain certain businesses previously held for sale including the European industrial fastener businesses in Coventry and Smethwick, England, and Barcelona, Spain; the Unbrako fastener distribution business in Koblenz, Germany; and the hard ferrite magnetic materials business in Sevierville, Tennessee in order to maintain the Company's market presence and preserve the critical mass of its fastener business.

               The 1992 and 1991 financial statements and notes have been reclassified for comparative purposes to reflect these modifications. The net operating results of these businesses have been included in the operating line items (sales, operating earnings, etc.) with an offsetting net adjustment to the restructuring charges previously reported. Total assets, liabilities, revenues and operating losses for each of the years that these businesses were reported as "net assets held for sale", was disclosed in Note 3 to the 1993 financial statements.

               Based on the Company's analyses, independent appraisals and discussions with investment bankers, the Company determined that the aggregate net realizable value of these businesses exceeded the aggregate cost basis and thus no loss recognition was required in any of the periods prior to its decision to retain the businesses. Except for the fastener company located in Barcelona, Spain, the decision to retain these businesses is not expected to have a material impact on the Company's results of operations, liquidity, capital resources and known trends, commitments or contingencies. The decision to retain the Spanish operation could adversely affect the Company's results of operations and be a drain on capital resources in the short-term period. The Company has initiated certain steps to improve operating performances at this fastener location but the Spanish automotive market remains weak.


          Reduction of Employment

               Consistent with the lower levels of business activity, the Company has reduced employment in all operations. Since the end of 1990, the workforce employed in continuing businesses has been reduced by 1,974 employees, or 35 percent. Since the end of 1992, the workforce employed in continuing businesses has been reduced by 447 employees, or 10.8 percent. A portion of the reduction in employment was achieved through the implementation of an early retirement program. The cost of this program and other severance cost are included in the 1993 restructuring charge.

          1992 Compared to 1991

          Net Sales

               Sales in 1992 of $359.4 million declined by $49.1 million, or 12 percent, from 1991 amounts. Fastener segment sales declined $59.4 million, or 18.4 percent, as sales declined in all served markets of the fastener segment. Continued economic difficulties in the worldwide airline industry have led to significant reductions in new aircraft orders as well as to cancellations and deferrals of existing orders. The continued economic difficulties of the transportation and industrial fastener markets also contributed to the decline in sales.

               Material segment sales increased $10.3 million, or 11.9 percent, in 1992 due to strong demand for cobalt-based medical alloys and high-value, proprietary single-crystal superalloys, and to higher cobalt metal prices.

          Operating Earnings

               In the fastener segment, operating losses of $9.2 million in 1992 compares unfavorably to the operating earnings of $16.4 million in 1991. The 1992 restructuring charge, significant decreases in fastener sales and costs associated with workforce reductions contributed to the decrease in 1992 operating earnings.

               In the materials segment, operating earnings increased from $3.6 million, or 4.2 percent of sales in 1991, to $6.1 million, or 6.3 percent of sales in 1992. The increase is attributed to a higher volume of superalloy sales, higher prices for cobalt-based products and productivity improvements in the manufacture of magnetic materials.

          Other Expense

               Interest expense decreased from $8.2 million in 1991 to $5.8 million in 1992, as a result of lower levels of corporate debt coupled with reduced interest rates. The Company's Brazilian affiliate reported net earnings in 1992 compared to a net loss in 1991. As a result, the Company's equity in earnings (loss) of affiliates improved by $2.8 million.

          Income Taxes

               The income tax benefit of the Company's 1992 loss from continuing operations was lower than the benefit computed at the United States federal statutory tax rate due to certain losses for which no tax benefits were available, an increase in the valuation allowance on deferred income tax assets and state income taxes.

          Earnings

               The Company recorded a net loss for 1992 of $20.4 million, or $4.00 per share, compared to earnings of $6.6 million, or $1.30 per share, in 1991. The loss in 1992 is attributed to the pre-tax restructuring charge of $6.8 million and the charge related to the changes in accounting policies of $13.4 million on an after-tax basis. The additional decrease in net earnings from 1991 is attributed to declines in the operating earnings of the fastener segment partially offset by improved results in the materials segment, lower interest expense and improved results from the Company's Brazilian affiliate. Included in net earnings for 1991 was a restructuring credit of $4.4 million and a $1 million favorable adjustment to discontinued operations.

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


               Cash flow provided by or used for operating activities, investing activities and financial activities is summarized in the statements of consolidated cash flow. The 1993 cash flow provided from operating activities decreased from 1992 due to the 1993 cash expenditures to fund plant consolidations, severance payments and other restructuring activities. Other line items that comprise the net cash provided by operating activities and which materially affected the Company's liquidity are inventories, income taxes payable and other assets and liabilities, net. The decrease in inventory levels, which is a source of cash, lessened as sales decreased over the three year period. As earnings deteriorated in the years presented, the cash outflow for income taxes decreased. The source of cash reflected in the "other assets and liabilities, net" line item related principally to the 1993 collection of a long-term receivable of $2.5 million.

               The changes in cash used by investing activities is attributed to 1993 proceeds from the sale and liquidation of two distribution businesses in Europe, 1992 acquisition cost of a new bonded magnet business for the material segment and 1991 proceeds from the sale of the Unbrako fastener manufacturing facility in Mexico and the Hydraulic Tensioning Division in the United Kingdom. The Company spent $12.2 million for capital expenditures in 1993 and is budgeting $13 million for 1994, which approximates depreciation expense. Additionally, cash flow is expected to be generated from the sale of the corporate headquarters facility and the manufacturing facility in Puerto Rico.

               The Company's total debt to equity ratio was 87 percent at December 31, 1993, 49 percent at December 31, 1992 and 37 percent at December 31, 1991. Total debt was $89.2 million, $70.4 million and $65.6 million at the end of 1993, 1992 and 1991, respectively. As of December 31, 1993, under the terms of the existing credit agreements, the Company is permitted to incur an additional $16 million in debt.


               In connection with the 1993 restructuring charge, the Company reached agreement with its lenders to amend certain loan agreement covenants. Under the Amended and Restated Bank Credit Agreement with the lending banks, the Company is prohibited from paying cash dividends unless waived by the banks or the agreement is amended. Additional details of the credit agreement with commercial banks, the industrial bonds and the notes payable to insurance companies are provided in Note 12 "Long-Term Debt" to the financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  SPS TECHNOLOGIES, INC.

                                                  (Registrant)





          Date:  November 14, 1994           /s/William M. Shockley
                                             William M. Shockley
                                             Controller




          Mr. Shockley is signing on behalf of the registrant and as the chief financial officer of the registrant.