Form 10-Q/A
period 1994-03-31
SPS TECHNOLOGIES INC
filed 1994-11-14
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                    FORM 10-Q/A-1


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


               Notes to Condensed Consolidated Financial Statements

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


          As discussed in Note 3, the financial statements for the quarter ended March 31, 1994 have been restated from amounts previously reported to defer until the second quarter recognition of the $1.6 million gain on sale of the net assets of the Assembly Systems Division.


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

                                   /s/Coopers & Lybrand
                                   COOPERS & LYBRAND L.L.P.


     2400 Eleven Penn Center
     Philadelphia, Pennsylvania

     May 12, 1994, except for the third paragraph of Note 3 as to which the date is November 9, 1994.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                (Unaudited-Thousands of dollars except per share data)

                                                     Three Months Ended
                                                          March 31,
                                                      1994          1993

     Net sales                                     $  81,581     $  87,283

     Cost of goods sold                               68,553        73,162

     Gross profit                                     13,028        14,121

     Selling, general and administrative expense      10,820        11,383

     Unusual items:
      Restructuring credit                            (1,500)         (500)
      Loss on disposal                                 6,600

     Operating earnings (loss)                        (2,892)        3,238

     Other income (expense):
      Interest income                                    105           221
      Interest expense                                (1,718)       (1,534)
      Equity in earnings (loss) of affiliates            210          (150)
      Other, net                                         455           295
                                                        (948)       (1,168)

     Earnings (loss) before income taxes              (3,840)        2,070

     Provision for income taxes                          300           440


     Net earnings (loss)                           $  (4,140)    $   1,630



     Net earnings (loss) per share                 $    (.81)    $     .32

     Cash dividends per share                                    $     .32

     Average shares outstanding                    5,106,961     5,105,429



       See accompanying notes to condensed consolidated financial statements. The 1993 amounts have been reclassified (see Note 3).

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited-Thousands of dollars)

                                                March 31,        December 31,
                                                  1994               1993
     Assets
     Current assets
      Cash and cash equivalents                $   6,889         $   6,852
      Accounts and notes receivable,
       less allowance for doubtful
       receivables of $1,285 (1993-$1,185)        51,875            48,968
      Inventories                                 80,953            80,604
      Deferred income taxes                       13,676            13,667
      Prepaid expenses                             2,741             2,300
      Net assets held for sale                     8,619             8,619
        Total current assets                     164,753           161,010

     Investments in affiliates                    12,681            12,475
     Property, plant and equipment, net of
      accumulated depreciation of $92,511         84,506            86,958
      (1993 - $93,214)
     Other assets                                 27,045            25,536
          Total assets                         $ 288,985         $ 285,979

     Liabilities and shareholders' equity
     Current liabilities
      Notes payable                            $   6,678         $   7,339
      Accounts payable                            19,883            19,657
      Accrued expenses                            40,975            38,885
      Income taxes payable                           566               646
        Total current liabilities                 68,102            66,527

     Deferred income taxes                         9,457             9,445
     Long-term debt, less current
      installments                                83,703            81,828
     Retirement obligations                       27,675            25,352

     Shareholders' equity
      Preferred stock, par value $1 per share,
       Authorized 400,000 shares, Issued none
      Common stock, par value $1 per share,
       Authorized 30,000,000 shares,
       Issued 6,361,606 shares                     6,362             6,362
      Additional paid-in-capital                  59,714            59,704
      Retained earnings                           56,376            60,516
      Minimum pension liability                   (1,780)           (1,780)
      Common stock in treasury, at cost
       1994 - 1,254,314 shares
       1993 - 1,254,977 shares                   (10,139)          (10,144)
      Cumulative translation adjustments         (10,485)          (11,831)
        Total shareholders' equity               100,048           102,827
           Total liabilities and
            shareholders' equity               $ 288,985         $ 285,979

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

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited-Thousands of Dollars)


          1.   Financial Statements

                    In the opinion of the Company's management, the
               accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1994, the results of operations for the three-month periods ended March 31, 1994 and 1993, and cash flows for the three-month periods ended March 31, 1994 and 1993. The December 31, 1993 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1993 Annual Report filed on Form 10-K applied on a consistent basis.

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

                    Included in the 1993 restructuring charge was a
               provision for the liquidation of the Assembly Systems Division (ASD), a fastener segment product line. During the first quarter of 1994, the Company identified a buyer for this product line. As a result of this modification of the restructuring plan and the related change in estimate, and because actual restructuring costs have been lower than estimated costs, the Company recorded a $1.5 million credit for the reversal of excess reserves associated with the 1993 restructuring charge.


                    The reversal of excess reserves was previously reported
               as a credit of $3.1 million, which included a $1.6 million gain on the sale of ASD's net assets. Since the sale closed on April 22, 1994, the accompanying financial statements have been restated to defer recognition of this gain until the second quarter of 1994.


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

          7.   Environmental Contingency

                    The Company has been identified as a potentially
               responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At March 31, 1994, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. However, management believes that the overall costs of environmental remediation will be incurred over an extended period of time and, as a result, are not expected to have a material impact on the consolidated financial position of the Company.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Introduction

               The net loss for the first quarter of 1994 is attributed to unusual items which net to a charge of $5.1 million. This includes a $6.6 million loss on disposal for the liquidation of the Company's subsidiary in Barcelona, Spain, and a $1.5 million credit for the reversal of reserves associated with the 1993 restructure charge. Sales and orders received in the first quarter of 1994 indicated improvements in the aerospace and industrial fastener markets of the fastener segment and growth in the materials segment.


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

          Operating Earnings

               The operating loss for the fastener segment of $5.0 million in the first quarter of 1994 is due to the 1994 unusual items. Excluding the 1994 unusual items, fastener segment operating earnings decreased $1.1 million from the first quarter of 1993. The decrease in operating profit is the result of lower sales volume of aerospace fastener sales and certain material and equipment problems experienced in the Company's Cleveland plant.

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

          Earnings


               The net loss for the first quarter of 1994 of $4.1 million, or $.81 per share, compared to net earnings for the first quarter of 1993 of $1.6 million, or $.32 per share. The unusual items in 1994 of $5.1 million compares to a $500,000 restructuring credit in 1993 and accounts for the net loss in 1994. A gross profit decrease of $1.1 million was offset by reductions to selling, general and administrative expense, other expense and the provision for income taxes.

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


               Included in the 1993 restructuring charge was a provision for the liquidation of the Assembly Systems Division (ASD), a fastener segment product line. ASD, which manufactured computer-controlled fastener tightening equipment, had accumulated operating losses totaling $11.6 million over the past five years. During the first quarter of 1994, the Company identified a buyer for this product line. As a result of this modification of the restructuring plan and the related change in estimate, and because actual restructuring costs have been lower than estimated costs, the Company recorded a $1.5 million credit for the reversal of excess reserves associated with the 1993 restructuring charge.



               The reversal of excess reserves was previously reported as a credit of $3.1 million, which included a $1.6 million gain on the sale of ASD's net assets. Since the sale closed on April 22, 1994, the accompanying financial statements have been restated to defer recognition of this gain until the second quarter of 1994.

     Rollforward of the Restructure Accrual ($000s)

          The 1993 consolidated statement of operations contained a pre-tax restructuring charge of $32.4 million. At December 31, 1993, the Company had a $9.9 million accrual on its consolidated balance sheet related to various aspects of the restructuring plan. During 1994, the Company has revised and completed various aspects of the restructuring plan as described in the following table:

     Charge (Credit) to Accrual
                                               Plant     Product
                                     Termina-  Consoli-  Line
                                     tion      dation    Disposal
                             Total   Pay*      Cost**    Cost (ASD)  Other**
     December 31, 1993
       Balance             ($9,882)  ($4,600)  ($1,600)   ($2,800)    ($882)

     Cash payments and
       wind-down losses      2,582     1,800       500        100       182

     Revision of estimated
       costs to complete
       restructuring         1,500       200       200      1,000       100

     March 31, 1994
       Balance             ($5,800)  ($2,600)    ($900)   ($1,700)    ($600)



     *The remaining termination pay relates to executive severance pay that is payable over a 13 month period from the date of termination.

     **The remaining costs will be incurred prior to December 31, 1994.

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





                                        SPS TECHNOLOGIES, INC.
                                        (Registrant)





          Date:   November 14, 1994      /s/ William M. Shockley
                                        William M. Shockley
                                        Controller





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

          Exhibit 15  -  Accountant's Awareness Letter