Form 10-Q/A
period 1994-06-30
SPS TECHNOLOGIES INC
filed 1994-11-14
CIK 93444

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


               Notes to Condensed Consolidated Financial Statements

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                 (Unaudited-Thousands of dollars, except share data)

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                       1994       1993       1994       1993

     Net sales                      $  87,865  $  85,459  $ 169,446  $ 172,742

     Cost of goods sold                73,052     70,635    141,605    143,797


     Gross profit                      14,813     14,824     27,841     28,945

     Selling, general and
      administrative expense           10,789     11,932     21,609     23,315

     Unusual items:
      Restructuring credit             (1,600)      (400)    (3,100)      (900)
      Loss on disposal                                        6,600


     Operating earnings                 5,624      3,292      2,732      6,530

     Other income (expense):
      Interest income                      71         73        176        294
      Interest expense                 (1,679)    (1,464)    (3,397)    (2,998)
      Equity in earnings (loss)
       of affiliates                      568          7        778       (143)
      Other, net                           66        210        521        505
                                         (974)    (1,174)    (1,922)    (2,342)


     Earnings before income taxes       4,650      2,118        810      4,188

     Provision for income taxes           950        740      1,250      1,180

     Net earnings (loss)            $   3,700  $   1,378  $    (440) $   3,008


     Net earnings (loss) per share  $     .72  $     .27  $    (.09) $     .59


     Cash dividends per share                  $     .32             $     .64


     Average shares outstanding     5,107,934  5,105,429  5,107,469  5,105,429


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

                    Included in the 1993 restructuring charge was a
               provision for the liquidation of the Assembly Systems Division (ASD), a fastener segment product line. During the first quarter of 1994, the Company entered into an agreement to sell this product line. As a result of this modification of the restructuring plan and the related change in estimate, and because actual restructuring costs have been lower than estimated costs, the Company recorded a $1.5 million credit, in the first quarter of 1994, for the reversal of excess reserves associated with the 1993 restructuring charge.


                    The reversal of excess reserves was previously reported
               in the first quarter of 1994 as a credit of $3.1 million, which included a $1.6 million gain on the sale of ASD's net assets. Since the sale closed on April 22, 1994, the financial statements for the first and second quarters have been restated to defer recognition of the $1.6 million gain from the first to the second quarter of 1994.


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

          7.  Environmental Contingency

                    The Company has been identified as a potentially
               responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At June 30, 1994, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. However, management believes that the overall costs of environmental remediation will be incurred over an extended period of time and, as a result, are not expected to have a material impact on the consolidated financial position of the Company.

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

          Sales and Operating Earnings by Segment

                                  (Unaudited-Thousands of dollars)

                              Three Months Ended      Six Months Ended
                                    June 30,               June 30,
                                1994      1993         1994      1993

          Net Sales:
            Fasteners         $ 60,543  $ 60,827     $118,674  $123,213
            Materials           27,322    24,632       50,772    49,529
                              $ 87,865  $ 85,459     $169,446  $172,742


          Operating Earnings:
            Fasteners         $  2,846  $  1,654     $ (2,082) $  2,915
            Materials            2,778     1,638        4,814     3,615
                              $  5,624  $  3,292     $  2,732  $  6,530


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

          Earnings


               Net earnings for the second quarter of 1994 were $3.7 million, or $.72 per share, compared to $1.4 million, or $.27 per share for the second quarter of 1993. The net loss for the six months ended June 30, 1994 is $440,000, or $.09 per share, compared to net earnings of $3 million, or $.59 per share for the same period in 1993. The net unusual charge in 1994 of $3.5 million compares to a $900,000 restructuring credit in 1993 and accounts for the net loss in 1994.


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

               Included in the 1993 restructuring charge was a provision for the liquidation of the Assembly Systems Division (ASD), a fastener segment product line. ASD, which manufactured computer-controlled fastener tightening equipment, had accumulated operating losses totaling $11.6 million over the past five years. During the first quarter of 1994, the Company entered into an agreement to sell this product line and closed this sale on April 22, 1994. As a result of this modification of the restructuring plan and the related change in estimate, and because actual restructuring costs have been lower than estimated costs, the Company recorded a $1.5 million credit for the reversal of excess reserves associated with the 1993 restructuring charge in the first quarter of 1994 and a $1.6 million gain on the sale of ASD's net assets in the second quarter of 1994.



     Rollforward of the Restructure Accrual ($000s)

          The 1993 consolidated statement of operations contained a pre-tax restructuring charge of $32.4 million. At December 31, 1993, the Company had a $9.9 million accrual on its consolidated balance sheet related to various aspects of the restructuring plan. During 1994, the Company has revised and completed various aspects of the restructuring plan as described in the following table:

     Charge (Credit) to Accrual
                                               Plant     Product
                                     Termina-  Consoli-  Line
                                     tion      dation    Disposal
                             Total   Pay*      Cost**    Cost (ASD)   Other
     December 31, 1993
       Balance             ($9,882)  ($4,600)  ($1,600)   ($2,800)     ($882)

     Cash payments and
       wind-down losses      2,582     1,800       500        100        182

     Revision of estimated
       costs to complete
       restructuring         1,500       200       200      1,000        100

     March 31, 1994 Balance (5,800)   (2,600)     (900)    (1,700)      (600)

     Gain on the sale of
       ASD's net assets      1,600                          1,600

     Cash payments and
       wind-down losses      1,400       700       300        100        300

     June 30, 1994 Balance ($2,800)  ($1,900)    ($600)        $0      ($300)

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