Form 10-Q
period 1994-09-30
SPS TECHNOLOGIES INC
filed 1994-11-14
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                                   QUARTERLY REPORT
                           PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended September 30, 1994
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

               The number of shares of Registrant's Common Stock
            outstanding on November 7, 1994 was 5,121,298.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        PART 1

                                FINANCIAL INFORMATION


          Item 1.  Index to Financial Statements


               Condensed Statements of Consolidated Operations -
               Three and Nine Months Ended September 30, 1994 and 1993 (Unaudited)


               Condensed Consolidated Balance Sheets -
               September 30, 1994 and December 31, 1993
               (Unaudited)


               Condensed Statements of Consolidated Cash Flows -
               Nine Months Ended September 30, 1994 and 1993
               (Unaudited)


               Notes to Condensed Consolidated Financial Statements

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                 (Unaudited-Thousands of dollars, except share data)

                                     Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                       1994       1993       1994       1993

     Net sales                      $  88,472  $  74,394  $ 257,918  $ 247,136

     Cost of goods sold                73,660     62,440    215,265    206,237


     Gross profit                      14,812     11,954     42,653     40,899

     Selling, general and
      administrative expense           10,648     11,543     32,257     34,858

     Unusual items:
      Restructuring charge (credit)                8,800     (3,100)     7,900
      Loss on disposal                                        6,600


     Operating earnings (loss)          4,164     (8,389)     6,896     (1,859)

     Other income (expense):
      Interest income                      91         89        267        383
      Interest expense                 (1,763)    (1,436)    (5,160)    (4,434)
      Equity in earnings
       of affiliates                      390        410      1,168        267
      Other, net                          108        186        629        691
                                       (1,174)      (751)    (3,096)    (3,093)


     Earnings (loss) before
      income taxes                      2,990     (9,140)     3,800     (4,952)

     Provision (benefit) for
      income taxes                      1,000     (2,300)     2,250     (1,120)

     Net earnings (loss)            $   1,990  $  (6,840) $   1,550  $  (3,832)


     Net earnings (loss) per share  $     .39  $   (1.34) $     .30  $    (.75)


     Cash dividends per share                  $     .32             $     .96


     Average shares outstanding     5,111,973  5,105,429  5,109,203  5,105,429

       See accompanying notes to condensed consolidated financial statements. The 1993 amounts have been reclassified (see Note 3).

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited-Thousands of dollars)


                                               September 30,    December 31,
                                                   1994             1993

     Assets
     Current assets
      Cash and cash equivalents                 $   8,814         $   6,852
      Accounts and notes receivable,
       less allowance for doubtful
       receivables of $1,300 (1993-$1,185)         59,149            48,968
      Inventories                                  78,649            80,604
      Deferred income taxes                        13,555            13,667
      Prepaid expenses                              2,229             2,300
      Net assets held for sale                      8,612             8,619
        Total current assets                      171,008           161,010


     Investments in affiliates                     13,633            12,475
     Property, plant and equipment, net of
      accumulated depreciation of $99,355
      (1993-$93,214)                               84,128            86,958
     Other assets                                  28,411            25,536
          Total assets                          $ 297,180         $ 285,979



       See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited-Thousands of dollars)


                                               September 30,    December 31,
                                                   1994             1993


     Liabilities and shareholders' equity
     Current liabilities
      Notes payable                             $   5,080         $   7,339
      Accounts payable                             21,971            19,657
      Accrued expenses                             35,055            38,885
      Income taxes payable                          1,359               646
        Total current liabilities                  63,465            66,527


     Deferred income taxes                          9,754             9,445
     Long-term debt                                86,122            81,828
     Retirement obligations                        27,823            25,352


     Shareholders' equity
      Preferred stock, par value $1 per share,
       Authorized 400,000 shares, Issued none
      Common stock, par value $1 per share,
       Authorized 30,000,000 shares,
       Issued 6,372,256 shares                      6,372             6,362
      Additional paid-in-capital                   59,972            59,704
      Retained earnings                            62,066            60,516
      Minimum pension liability                    (1,780)           (1,780)
      Common stock in treasury, at cost
       1,253,458 shares in 1994 (1,254,977
       shares in 1993)                            (10,132)          (10,144)
      Cumulative translation adjustments           (6,482)          (11,831)
        Total shareholders' equity                110,016           102,827
           Total liabilities and
            shareholders' equity                $ 297,180         $ 285,979



        See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (Unaudited-Thousands of dollars)


                                                       Nine Months Ended
                                                          September 30,
                                                      1994            1993



     Net cash provided by operating
     activities                                     $  3,880        $  3,319


     Cash flows provided (used) by investing
     activities:
      Additions to property, plant and equipment      (8,800)         (8,973)
      Proceeds from divestitures                       2,123           1,690
      Proceeds from sale of property,
       plant and equipment                             1,285             184
      Other, net                                         (93)

     Net cash used by investing activities            (5,485)         (7,099)

     Cash flows provided (used) by financing
     activities:
      Proceeds from borrowings                        13,060          29,600
      Reduction of borrowings                        (10,341)        (15,924)
      Payments of cash dividends                                      (4,901)
      Other, net                                         289

     Net cash provided by financing activities         3,008           8,775

     Effect of exchange rate changes on cash             559            (127)

     Net increase in cash and cash equivalents         1,962           4,868

     Cash and cash equivalents at
     beginning of period                               6,852           2,879

     Cash and cash equivalents at
     end of period                                  $  8,814        $  7,747





        See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited-Thousands of Dollars)

          1.   Financial Statements

                    In the opinion of the Company's management, the
               accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1994, the results of operations for the three and nine-month periods ended September 30, 1994 and 1993, and cash flows for the nine-month periods ended September 30, 1994 and 1993. The December 31, 1993 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1993 Annual Report filed on Form 10-K applied on a consistent basis.

          2.   Inventories

                                       September 30,     December 31,
                                           1994              1993

               Finished goods            $ 35,587          $ 37,323
               Work-in-process             18,434            17,115
               Raw materials
                and supplies               24,628            26,166
                                         $ 78,649          $ 80,604

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

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited-Thousands of Dollars)

          3.   Unusual Items (continued)

                    Included in the fourth quarter 1993 restructuring
               charge was a provision for the liquidation of the Assembly Systems Division, a fastener segment product line. During the first quarter of 1994, the Company entered into an agreement to sell this product line and closed this sale on April 22, 1994. As a result of this modification of the restructuring plan and the related change in estimate, and because actual restructuring costs have been lower than estimated costs, the Company recorded a $1.5 million credit for the reversal of excess reserves associated with the 1993 restructuring charge in the first quarter of 1994 and a $1.6 million gain on the sale of ASD's net assets in the second quarter of 1994.

                    During the fourth quarter of 1993, the restructuring
               plan was modified to retain certain businesses previously held for sale. As a result of this modification, the condensed statement of consolidated operations for the three and nine-month periods ended September 30, 1993 has been reclassified for comparative purposes.

          4.   Income Taxes

                    For the nine months ended September 30, 1994, the
               effective tax rate is higher than the United States federal statutory tax rate due to the inability to recognize a full tax benefit on the disposal loss of the Company's subsidiary in Spain. The Company's effective tax rate for the nine months ended September 30, 1993 differs from the statutory tax rate due to certain losses for which no tax benefits were available.

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

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited-Thousands of Dollars)

          6.   Cumulative Translation Adjustments

                    The following summarizes the changes in translation
               adjustments during the nine-month period ended September 30, 1994:

               Beginning of period                $(11,831)
                 Changes during period:
                   Working capital                   2,488
                   Property, plant and equipment     1,442
                   Transfer to income statement
                     due to sale of subsidiary         677
                   Other, net                          742

               End of period                      $ (6,482)

          7.   Environmental Contingency

                    The Company has been identified as a potentially
               responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At September 30, 1994, the accrued liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to environmental remediation. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. However, management believes that the overall costs of environmental remediation will be incurred over an extended period of time and, as a result, are not expected to have a material impact on the consolidated financial position of the Company.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Introduction

               The Company's operating results, excluding the effects of unusual items, improved for the three month and nine month periods ended September 30, 1994 compared to the same periods in 1993. Incoming orders and sales are above prior year levels in both of the Company's business segments. The operating profit improvement reflects the impact of the sale of unprofitable business units as well as the cost reduction actions implemented in the first quarter of 1994.

          Sales and Operating Earnings by Segment

                                  (Unaudited-Thousands of dollars)

                              Three Months Ended      Nine Months Ended
                                 September 30,          September 30,
                                1994      1993         1994      1993

          Net Sales:
            Fasteners         $ 59,510  $ 52,553     $178,184  $175,766
            Materials           28,962    21,841       79,734    71,370
                              $ 88,472  $ 74,394     $257,918  $247,136

          Operating Earnings:
            Fasteners         $    903  $(10,501)    $ (1,179) $ (7,586)
            Materials            3,261     2,112        8,075     5,727
                              $  4,164  $ (8,389)    $  6,896  $ (1,859)

          Net Sales

               Net sales in the third quarter of 1994 were $88.5 million, compared to $74.4 million in the third quarter of 1993. Net sales for the nine months were $257.9 million, compared to $247.1 million for the same period in 1993. Excluding 1993 sales of the Assembly Systems Division and the fastener operation in Spain (both businesses have been sold by the Company), net sales increased in the third quarter by $17.6 million, or 24.8 percent, and by $23.3 million, or 9.9 percent for the nine-month period.

               Excluding 1993 sales of businesses sold, fastener segment sales increased $10.5 million for the third quarter and $14.9 million for the nine-month period. Aerospace fastener sales increased $4.5 million for the third quarter and for the nine-month period; however, demand for certain aerospace product lines is weak. Sales in the transportation and industrial fastener markets continue to be strong as sales increased by $5.9 million for the third quarter and $10.4 million for the nine-month period. This increase is due to the strengthening automotive business in the United States and western Europe primarily the United Kingdom. The Company's automotive and Unbrako product manufacturing operations in England and Ireland are initiating steps to gradually increase capacity to meet the long-term demands of this market.

               Materials segment sales increased by $7.1 million in the third quarter of 1994 and by $8.4 million for the nine-month period. The increase in sales is attributed to the strong demand for magnetic materials from the domestic automobile and anti-theft security markets and the increasing demand for cobalt-based medical and stainless steel alloys and proprietary superalloys from the investment casting market. Installation of new air melt processing equipment was completed in April 1994 and has increased capacity and improved customer delivery time.

          Operating Earnings

               Excluding all unusual items, operating earnings for the fastener segment increased $1.6 million in the third quarter and $1.2 million for the nine-month period when compared to the same periods in 1993. The improvement in earnings results from avoiding losses generated in 1993 from the Assembly Systems Division and the manufacturing operations in Spain (these businesses were sold). In addition, the 1993 manufacturing inefficiencies that resulted from the 1993 start-up of fastener operations transferred from other facilities significantly decreased in 1994. Despite the increase in fastener operating earnings, the Company's Cleveland plant incurred excess manufacturing costs caused by certain material and equipment problems. The Company has purchased new manufacturing equipment, upgraded management personnel and expanded employee training programs to improve future performance at the Cleveland plant.

               In the materials segment, third quarter 1994 operating earnings of $3.3 million, or 11.3 percent of sales, were up from $2.1 million, or 9.7 percent of sales in the third quarter of 1993. Operating earnings for the nine-month period of 1994 were $8.1 million, or 10.1 percent of sales, compared to the same period in 1993 of $5.7 million, or 8 percent of sales. The increase in earnings is attributed to higher sales of magnetic materials, better product mix of alloy sales and savings from an overhead reduction program.

          Other Expense

               Interest expense increased $327,000 in the third quarter and $726,000 for the nine-month period when compared to the same periods in 1993. The increase in interest expense is the result of higher levels of corporate debt and an increase in interest rates. As a result of improved operating performance by the magnetic materials joint venture in Adelanto, California and the Company's Brazilian affiliate, the Company's equity in earnings of affiliates improved by $901,000 in the nine-month period.

          Income Taxes

               For the nine months ended September 30, 1994, the effective tax rate is higher than the United States federal statutory tax rate due to the inability to recognize a full tax benefit on the loss on disposal of the Company's subsidiary in Spain. The Company's effective tax rate for the nine months ended September 30, 1993 differs from the statutory tax rate due to certain losses for which no tax benefits were available.

          Earnings

               Net earnings for the third quarter of 1994 were $2 million, or $.39 per share, compared to a net loss of $240,000, or $.05 per share for the third quarter of 1993, prior to taking a pre-tax restructuring charge of $8.8 million in the prior year. Including the 1993 restructuring charge, the net loss for the third quarter of 1993 was $6.8 million, or $1.34 per share.

               Excluding all unusual charges, the net earnings for the nine-month period of 1994 was $5.1 million, or $.99 per share, compared to $1.9 million, or $.37 per share for the nine-month period of 1993. Including all unusual charges, the net earnings for the nine-month period of 1994 was $1.6 million, or $.30 per share, compared to a net loss of $3.8 million, or $.75 per share for the same period in 1993.

               When compared to the same periods in the prior year, the third quarter and the nine-month period had improved gross profit amounts (due mainly to the higher sales volume), lower selling, general and administrative expense (due to a reduction in the non-direct work force) and higher interest expense.

          Orders and Backlog

               Incoming orders for the third quarter of 1994 were $87.9 million compared to $80.4 million in 1993, a 9.3 percent increase. Incoming orders for the nine months ended September 30, 1994 were $275.1 million compared to $259.4 million for the same period in 1993, a 6.1 percent increase. Excluding 1993 orders for the Assembly Systems Division and the Company's subsidiary in Spain, orders increased in all major markets for the quarter and nine-month period. Backlog at September 30, 1994 was $100.6 million, compared to $89.5 million on the same date a year ago.

          Unusual Items

               In 1994, the Company sold its investment in its subsidiary, Ferre Plana, S.A., located in Barcelona, Spain. Ferre Plana, S.A., which manufactured commodity industrial fasteners, had incurred cumulative operating losses of $9.4 million since it was acquired in 1990, and would have incurred additional losses and required a substantial cash investment in 1994. The loss on disposal of $6.6 million is included in the condensed statement of consolidated operations as an unusual charge. This disposal charge was for the loss on the sale of Ferre Plana's net assets, including the write-off of the related intangible assets and cumulative translation adjustment account.

               Included in the fourth quarter 1993 restructuring charge was a provision for the liquidation of the Assembly Systems Division
          (ASD), a fastener segment product line. ASD, which manufactured computer-controlled fastener tightening equipment, had accumulated operating losses totaling $11.6 million over the past five years. During the first quarter of 1994, the Company entered into an agreement to sell this product line and closed this sale on April 22, 1994. As a result of this modification of the restructuring plan and the related change in estimate, and because actual restructuring costs have been lower than estimated costs, the Company recorded a $1.5 million credit for the reversal of excess reserves associated with the 1993 restructuring charge in the first quarter of 1994 and a $1.6 million gain on the sale of ASD's net assets in the second quarter of 1994.

               The net loss for the third quarter of 1993 included a pre-tax restructuring charge of $8.8 million. The Company was proceeding with its restructuring plan to consolidate certain fastener manufacturing operations in the United States. The 1993 restructuring charge was the result of these manufacturing consolidation costs, an early retirement program, work force reductions and the revaluation of certain assets held for sale.

     Rollforward of the Restructure Accrual ($000s)

          The 1993 consolidated statement of operations contained a pre-tax restructuring charge of $32.4 million. At December 31, 1993, the Company had a $9.9 million accrual on its consolidated balance sheet related to various aspects of the restructuring plan. During 1994, the Company has revised and completed various aspects of the restructuring plan as described in the following table:

     Charge (Credit) to Accrual
                                               Plant     Product
                                     Termina-  Consoli-  Line
                                     tion      dation    Disposal
                             Total   Pay*      Cost**    Cost (ASD)   Other
     December 31, 1993
       Balance             ($9,882)  ($4,600)  ($1,600)   ($2,800)     ($882)

     Cash payments and
       wind-down losses      2,582     1,800       500        100        182

     Revision of estimated
       costs to complete
       restructuring         1,500       200       200      1,000        100

     March 31, 1994 Balance (5,800)   (2,600)     (900)    (1,700)      (600)

     Gain on the sale of
       ASD's net assets      1,600                          1,600

     Cash payments and
       wind-down losses      1,400       700       300        100        300

     June 30, 1994 Balance  (2,800)   (1,900)     (600)         0       (300)

     Cash payments and
       wind-down losses      1,300       600       400                   300

     September 30, 1994
       Balance             ($1,500)  ($1,300)    ($200)        $0         $0


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

               Net cash provided by operating activities for the first nine months of 1994 was $3.9 million compared to $3.3 million for the same period in 1993. The additional net cash provided by operating activities is attributed to increased earnings from operations partially offset by the increase in working capital in 1994 to support higher business levels. Cash expenditures in 1994 of $7.6 million were made to fund severance payments and other costs related to the 1993 restructuring plan and are included in net cash provided by operating activities.

               The changes in cash used by investing activities is attributed to the 1994 net proceeds from the sale of the Assembly Systems Division and the Company's aircraft compared to the 1993 net proceeds from the sale and liquidation of two distribution businesses in Europe. The Company has received a commitment from a local college to purchase, for approximately $10 million the building and most of the land owned by the Company in Newtown, Pennsylvania, the former site of the Company's corporate headquarters and divisional support operations. The transaction is expected to be completed in the fourth quarter of 1994. The Company spent $8.9 million for capital expenditures in the first nine months of 1994 and has budgeted $14.3 million for the full year of 1994, a $1.3 million increase from the amount reported on Form 10-K for the year ended December 31, 1993.

               The Company's total debt to equity ratio was 83 percent at September 30, 1994, compared to 87 percent at December 31, 1993. Total debt was $91.2 million at September 30, 1994 and $89.2
          million at December 31, 1993.   As of September 30, 1994, the
          Company is permitted to borrow an additional $17 million under its loan agreements. As a result of the Company's decision to dispose of its investment in its subsidiary in Spain, the Company amended certain debt agreements to modify certain financial covenants effective March 30, 1994. During the second quarter, the Company increased its borrowing capacity under the bank credit agreement by $5 million, increasing the total available borrowings under the facility to $55 million. Additionally, the Company obtained a commitment to finance $2.5 million of equipment under operating leases.

               Significant cash flow is expected to be generated from the distribution to its shareholders of record as of a record date to be determined, transferable rights to subscribe for the purchase of approximately 515,000 shares of common stock currently held in the Company's treasury at a yet to be determined subscription price. The Company expects to use the net proceeds from the offering to reduce revolving debt under its bank credit agreement and for other general corporate purposes. Although the Company intends to consummate the rights offering as soon as practicable, the offering is subject to certain conditions, including the effectiveness of a registration statement under the Securities Act of 1933.

               Significant proceeds from the sale of the Newtown, Pennsylvania property and the sale of the Company's common stock pursuant to the rights offering could trigger the "Mandatory Prepayment" provisions of the Company's debt agreements. Under these provisions, the Company is required to prepay debt and/or have its debt capacity reduced if the aggregate net after tax proceeds from these transactions exceed certain limits, unless the lenders waive such requirements. The limits are equal to $8 million from the sale of assets and $10 million raised from new equity. The Company is currently seeking waivers from the lending institutions from these "Mandatory Prepayment" provisions.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       PART II
                                  OTHER INFORMATION


          Item 4.   Submission of Matters to Vote of Security Holders

               None

          Item 5.   Other Information

               On August 24, 1994 the Company announced that it expects to distribute to its shareholders of record as of a record date to be determined, transferable rights to subscribe for the purchase of approximately 515,000 shares of common stock currently held in the Company's treasury at a yet to be determined subscription price.

               Shareholders are expected to receive one right to subscribe for the purchase of one share of common stock for every 10 shares of common stock held of record on the record date. It is anticipated that the rights will be represented by transferable subscription certificates and will trade on the New York Stock Exchange.

               In connection with the rights offering, the Company expects to enter into an agreement with Tinicum Enterprises, Inc. and other members of Tinicum's Schedule 13D reporting group with respect to the Company's common stock, pursuant to which such persons would agree, subject to certain conditions, to exercise their subscription rights and purchase any shares of common stock remaining unsold after the expiration of the rights offering. Tinicum Enterprises, Inc., together with the other members of its
          Schedule 13D reporting group, presently owns approximately 9.9% of the Company's outstanding common stock. The terms of such agreement and certain related agreements are described more fully in a registration statement filed with the Securities and Exchange Commission.

               The Company expects to use the net proceeds from the offering to reduce revolving debt under its bank credit agreement and for other general corporate purposes.

               Although the Company intends to consummate the rights offering as soon as practicable, the offering is subject to certain conditions, including the effectiveness of a registration statement under the Securities Act of 1933.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       PART II
                                  OTHER INFORMATION


          Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11 Computation of Dilution (Anti-dilution) of Earnings Per Share Resulting from Common Stock Equivalents.

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1994.

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





                                        SPS TECHNOLOGIES, INC.
                                        (Registrant)





          Date:  November 14, 1994      /s/William M. Shockley
                                        William M. Shockley
                                        Controller


          Mr. Shockley is signing on behalf of the registrant and as the principal financial officer of the registrant.

                        SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    EXHIBIT INDEX


           Exhibit 11 - Computation of Dilution (Anti-Dilution)
                        of Earnings per Share Resulting from
                        Common Stock Equivalents