Form 10-K405
SPS TECHNOLOGIES INC
filed 1995-03-30
CIK 93444

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended             Commission file number 1-4416
     December 31, 1994

_______________________________________________________________________________

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                   -----   -----

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 6, 1995 was approximately $158,498,480.

   The number of shares of Registrant's Common Stock outstanding on March 6, 1995 was 5,650,333.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the 1994 Annual Report to Shareholders of the Registrant are incorporated by reference in Parts, I, II and IV of this Report. Portions of the Definitive Proxy Statement of Registrant, if filed with the Securities and Exchange Commission within 120 days after December 31, 1994, are incorporated by reference in Part III of this report. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the Securities and Exchange Commission.

                                    PART I

ITEM 1. BUSINESS                                        (Thousands of dollars)

   SPS Technologies, Inc. and subsidiaries (the Company) was incorporated in Pennsylvania in 1903. The Company is engaged in the design, manufacture and marketing of high-strength precision mechanical fasteners and precision components (fasteners); and superalloys in ingot form and magnetic materials (materials).

   In 1994, the Company completed programs that reduced the Company's cost structure and improved its operating performance. The Company completed a 10 percent reduction in its non-direct workforce, which included significant reductions in corporate and executive staff. In addition, the Company relocated its corporate offices to a smaller leased facility and sold its corporate headquarters in Newtown, Pennsylvania and the Company aircraft. The Company also exited certain historically unprofitable product lines of its fastener segment. Additional information regarding the restructuring plan is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3 to the Company's Consolidated Financial Statements on pages 11 and 12 in the 1994 Annual Report to Shareholders and is incorporated herein by reference.

   The Company is multinational in operation. In addition to nine manufacturing plants in the United States, it operates six manufacturing facilities in three different countries: the United Kingdom, Ireland and Australia. The Company also has a 50 percent interest in a manufacturing operation in Adelanto, California, and has minority interests in manufacturing operations in Brazil and India. Marketing operations are carried on by subsidiaries and an affiliate in five other countries.

   The Company sells directly to original equipment manufacturers and industrial, commercial and governmental users, and also sells through independent stocking distributors and dealers. There were no changes in these methods of distribution during 1994.

   Principal fastener markets include aerospace, machine tool and industrial machinery, automotive, and off-highway equipment. Principal markets for materials include the precision investment casting, powdered metal, aerospace, medical equipment, automotive, computer and communications industries.

   Principal fastener products are SPS(Registered Trademark) aerospace fasteners, MULTIPHASE(Registered Trademark) alloy fasteners, and other aerospace fasteners; UNBRAKO(Registered Trademark) brand socket screws, hex keys, dowel pins, shaft collars, spring pins and pressure plugs; engineered fasteners for gasoline and diesel engines, other critical automotive applications, and off-highway equipment and HI-LIFE(Registered Trademark) thread roll dies and other metal-working tools.

   Principal materials products are air and vacuum-melted iron, cobalt, and nickel-based superalloys, including CMSX(Registered Trademark) single-crystal alloys; and metallic and ceramic permanent magnets, wound and pressed powder magnetic components, and magnetic ultra-thin foil and strip products.

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

   No material part of the Company's business is dependent upon a single customer. In 1994, the five largest customers accounted for 20% of the Company's reported consolidated sales.

   The backlog of orders at December 31 was as follows:

                                        1994          1993
                                        ----          ----
               Fastener segment       $72,983       $72,389
               Materials segment       25,467        16,584
                                    ----------   ----------
                 Total  ..........    $98,450       $88,973
                                    ==========   ==========


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

   The Company considers its proprietary position important to the two segments of its business. During 1994, approximately 30% of Company sales were related to patents and licenses held, and manufacturing know-how. Generally, the patents and licenses of the Company expire at various times over the next 17 years.

   Total expenditures during 1994, 1993 and 1992 for Company-sponsored research and development were $4,727, $5,050, and $6,604 respectively. In 1994, approximately 65% of the expenditures were for the Company's fastener segment.

   Capital expenditures for property, plant and equipment are planned at $20.6 million in 1995, exclusive of any business acquisition.

   There were approximately 2,933 and 640 persons employed by the Company at December 31, 1994 in the fastener and materials segments, respectively.

   For financial information concerning industry segments and the foreign and domestic operations, see Note 19 to the Company's Consolidated Financial Statements on pages 21 and 22 in the 1994 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 2. PROPERTIES

   The Company owns or leases the manufacturing properties described below. All properties are in good condition.

LOCATION

                Owned                         Square Feet
               -------                        --------------
               Jenkintown, Pennsylvania        683,000(a)
               Cleveland, Ohio  .........      413,000(a)
               Santa Ana, California  ...      305,000(a)(g)
               Salt Lake City, Utah  ....       86,000(a)
               Marengo, Illinois  .......      442,000(b)
               Muskegon, Michigan  ......      110,000(b)
               Norfolk, Nebraska  .......      103,000(b)
               Sevierville, Tennessee  ..       65,000(b)
               Ogallala, Nebraska  ......       26,000(b)
               Anasco, Puerto Rico  .....      129,000(a)(h)
               Coventry, England  .......      240,000(a)
               Birmingham, England  .....      137,000(a)
               Leicester, England  ......       88,000(a)
               Melbourne, Australia  ....       44,000(a)

           Leased                Lease Expires      Square Feet
          --------              --------------     ------------
          Leicester, England           (c)              38,000(a)
          Shannon, Ireland          (d)(e)(f)          233,000(a)

--------------------
(a) Fastener segment
(b) Materials segment
(c) Lease for 38,000 square feet expires January 12, 1997.
(d) Lease for 54,000 square feet expires April 1, 1996.
(e) Lease for 75,000 square feet expires November 15, 2010.
(f) Lease for 104,000 square feet expires November 13, 2010.
(g) Approximately 70,000 square feet used for manufacturing purposes, with the remaining 235,000 square feet held for lease.
(h) Closed and held for sale.

   Industrial Development Revenue Bonds were issued to finance the acquisition and improvement of the Salt Lake City, Utah, facility. These bonds are collateralized by a first mortgage on this facility and a bank letter of credit.

ITEM 3. LEGAL PROCEEDINGS

   For discussion of legal proceedings, see Note 11 to the Company's Consolidated Financial Statements on pages 14 and 15 in the 1994 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the fourth quarter of 1994, through the solicitations of proxies or otherwise.

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

Name                  Experience and Position Held                                                     Age
----                  ----------------------------                                                     -----
Charles W. Grigg      Chairman and Chief Executive Officer since December 1993. Previously, President   55
                      and Chief Operating Officer, Watts Industries, Inc. since 1986.
Harry J. Wilkinson    President and Chief Operating Officer since April 1986. Previously, Group         57
                      Vice President, Aerospace, Automated Systems and Industrial Products since
                      March 1985. Previously, Group Vice President, Domestic Operations since January
                      1984.
Harry W. Antes        Vice President, Research and Development since September 1986. Previously,        64
                      Director of Research since 1980.
John P. McGrath       Vice President, Corporate Services since August 1988. Previously, President,      55
                      Latin America/Pacific Operations since 1982.
Aaron Nerenberg       Vice President, Corporate Counsel and Secretary since August 1988. Previously,    54
                      Corporate Counsel and Secretary since July 1986. Previously, Associate Counsel and Patent Counsel since 1981.
John M. Morrash       Treasurer and Assistant Secretary since May 1994. Previously, Treasurer since     40
                      February 1988. Previously, Controller, Automated Systems Division since 1984.
William M. Shockley   Corporate Controller since September 1992. Previously, Assistant Controller       33
                      since November 1991. Previously, Manager, Coopers & Lybrand since 1988.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS

   Information regarding the principal markets on which SPS Technologies common stock is traded, the high and low sales price for the stock on the New York Stock Exchange for each quarterly period during the past 2 years, the quarterly cash dividends declared by SPS Technologies with respect to its common stock during the past 2 years, and the approximate number of holders of common stock at March 6, 1995 is included under the caption entitled "Common Stock Information" on page 23 in the 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

   A summary of selected financial data for SPS Technologies for the years and year ends specified is included under the caption entitled "Selected Financial Data" on page 23 in the 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Information regarding SPS Technologies financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 through 29 in the 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Consolidated Financial Statements for SPS Technologies included on pages 6 through 22 in the 1994 Annual Report to Shareholders, together with required supplementary data "Summary of Quarterly Results" on page 23 in the 1994 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) Identification of directors:

       Information regarding directors is incorporated by reference to the Definitive Proxy Statement, Election of Directors, if filed with the Securities and Exchange Commission (SEC) within 120 days after December 31, 1994. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

   (b) Identification of executive officers:

       Information regarding executive officers is contained in Part I of this report (page 4).

ITEM 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation is incorporated by reference to the Definitive Proxy Statement, Executive Compensation and Board Meetings, Committees and Compensation, if filed with the SEC within 120 days after December 31, 1994. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Definitive Proxy Statement, Ownership of Voting Securities, if filed with the SEC within 120 days after December 31, 1994. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this Report:

   1. The Consolidated Financial Statements and related notes to consolidated financial statements set forth on pages 6 through 22 of the 1994 Annual Report to Shareholders are incorporated by reference (See Exhibit 13). The Report of Independent Accountants, which covers both the Consolidated Financial Statements and the financial statement schedule, appears on page 9 of this report.

   2. Financial Statement Schedules:

   The following supplemental schedule is located in this Report on the page indicated.

                                                                          Page
                                                                          ----
   VIII Valuation and Qualifying Accounts                                  10

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

      4a Rights Agreement dated November 11, 1988, is incorporated by reference to Form 8-K filed November 17, 1988. Amendment No. 1 to Rights Agreement dated January 22, 1991, is incorporated by reference to Form 8-K filed January 25, 1991. Form of Amendment No. 2 to Rights Agreement dated November 16, 1994, is incorporated by reference to
          Exhibit 4.8 of Form S-3 filed August 26, 1994.

      4b Form of Registration Rights Agreement between the Company, the Purchasers and the Investors dated December 23, 1994. Exhibit 4.5 to the Form S-3 filed August 26, 1994, is hereby incorporated by reference.

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

      10d SPS Technologies, Inc. Management Incentive Plan as Amended and
          Restated, effective April 26, 1994.

      10e Form of standby Purchase Agreement dated November 16, 1994. Exhibit
          10.1 to the Form S-3/A filed November 17, 1994, is hereby incorporated by reference.

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

      10j SPS Technologies, Inc. Executive Deferred Compensation Plan II, as amended and restated effective December 1, 1993. Exhibit 10j to the Annual Report on Form 10-K for the year ended December 31, 1993, is hereby incorporated by reference.

      10k SPS Technologies, Inc. Supplemental Executive Retirement Plan, as amended and restated effective December 14, 1992. Exhibit 10k to the Annual Report on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.

      10l Employment Agreement between SPS Technologies, Inc. and Charles W.
          Grigg, Chairman and Chief Executive Officer, effective December 1, 1993. Exhibit 10l to the Annual Report on Form 10-K for the period ended December 31, 1993, is hereby incorporated by reference.

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

      13 1994 Annual Report to Shareholders (With the exception of the information expressly incorporated by reference in items 1, 3, 5, 6, 7, 8 and 14 of Form 10-K, the 1994 Annual Report to Shareholders is not deemed "filed" with the SEC or otherwise subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934).

      21  Subsidiaries of the Registrant.

      23  Consent of Independent Accountants.

      27  Financial Data Schedule.

   (b) Reports on Form 8-K:

   No Reports on Form 8-K were filed during the three months ended December 31, 1994.

                                  SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPS TECHNOLOGIES, INC.
                                        ----------------------------
                                        (Registrant)


                                        /s/ William M. Shockley
                                        ----------------------------
                                        William M. Shockley
                                        Controller

Date: March 27, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                               Title                          Date
            ---------                               -----                          ----
       /s/ CHARLES W. GRIGG        Chairman, Chief Executive Officer and       March 27, 1995
 --------------------------------   Director (Principal Executive Officer)
         Charles W. Grigg

      /s/ HARRY J. WILKINSON       President, Chief Operating Officer and      March 27, 1995
 --------------------------------   Director
        Harry J. Wilkinson

     /s/ WILLIAM M. SHOCKLEY       Controller                                  March 27, 1995
 --------------------------------   (Principal Financial Officer)
       William M. Shockley

     /s/ PAUL F. MILLER, JR.       Director                                    March 27, 1995
 --------------------------------
       Paul F. Miller, Jr.

  /s/ HOWARD T. HALLOWELL, III     Director                                    March 27, 1995
 --------------------------------
     Howard T. Hallowell III

        /s/ JOHN F. LUBIN          Director                                    March 27, 1995
 --------------------------------
          John F. Lubin

                                      8

                      REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors
SPS Technologies, Inc.:

We have audited the consolidated financial statements of SPS Technologies, Inc. and subsidiaries as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, which financial statements are included on pages 6 through 22 of the 1994 Annual Report to Shareholders of SPS Technologies, Inc. and subsidiaries and incorporated by reference herein. We have also audited the financial statement schedule as listed in
Item 14(a)2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPS Technologies, Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1992.



COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania 19103
February 10, 1995

                                                                 SCHEDULE VIII

                   SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS

                            (Thousands of dollars)


                                                        Additions
                                                         charged
                                                       (deductions
                                      Balance at      credited) to                                       Balance
                                      beginning           costs          Translation     Deductions      at end
Description                            of year        and expenses       adjustments         (a)         of year
---------------------------------   ------------   -----------------    -------------   ------------   ---------
Year ended December 31, 1994:  ...
 Allowance for doubtful accounts       $ 1,185           $   348            $  18           $ (252)      $ 1,299
                                       =======           =======            =====           ======       =======
 Deferred income tax valuation
  allowance ......................     $17,717           $(2,255)                                        $15,462
                                       =======           =======            =====           ======       =======
Year ended December 31, 1993:  ...
 Allowance for doubtful accounts       $ 1,329           $   668            $ (32)          $ (780)      $ 1,185
                                       =======           =======            =====           ======       =======
 Deferred income tax valuation
  allowance ......................     $ 4,751           $12,966                                         $17,717
                                       =======           =======            =====           ======       =======
Year ended December 31, 1992:  ...
 Allowance for doubtful accounts       $ 1,609           $   485           $ (168)           $(597)      $ 1,329
                                       =======           =======            =====           ======       =======
 Deferred income tax valuation
  allowance ......................                       $ 4,751                                         $ 4,751
                                       =======           =======            =====           ======       =======

------------
(a) Write off of uncollectible receivables, net of recoveries.

                            EXHIBIT INDEX
                            -------------

                                                                                  Page
                                                                                  ----
  3a   Amended and Restated Articles of Incorporation.
       Exhibit 3a to the Annual Report on Form 10-K for
       the year ended December 31, 1990, is hereby incor-
       porated by reference.

  3b By-Laws as amended, effective April 29, 1993. Exhibit 3 to the Quarterly Report on Form 10-Q for the quarter ended
       March 31, 1993, is hereby incorporated by reference.

  4a Rights Agreement dated November 11, 1988, is incorporated by reference to Form 8-K filed November 17, 1988. Amendment
       No. 1 to Rights Agreement dated January 22, 1991, is incorporated by reference to Form 8-K filed January 25, 1991. Form of Amendment
       No. 2 to Rights Agreement dated November 16, 1994, is incorporated by reference to Exhibit 4.8 of Form S-3 filed August 26, 1994.

  4b Form of Registration Rights Agreement between the Company, the Purchasers and the Investors dated December 23, 1994.
       Exhibit 4.5 to the Form S-3 filed August 26, 1994, is hereby incorporated by reference.

  10a SPS 1988 Long Term Incentive Stock Plan as amended, effective February 2, 1989. Exhibit 10a to the
       Annual Report on Form 10-K for the year ended
       December 31, 1988, is hereby incorporated by reference.

  10b SPS Exempt Employees Savings and Investment Plan as Amended and Restated, effective November, 1991.
       Exhibit 10b to the Annual Report on Form 10-K for the year ended December 31, 1991, is hereby incor-porated by reference.

  10c SPS Technologies, Inc. Non-Exempt Employees Savings and Investment Plan as Amended and Restated, effective November, 1991. Exhibit 10c to the Annual
       Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.

  10d SPS Technologies, Inc. Management Incentive Plan as Amended and Restated, effective April 26, 1994.

  10e  Form of standby Purchase Agreement dated November 16, 1994.
       Exhibit 10.1 to the Form S-3/A file November 17, 1994, is hereby incorporated by reference.

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

  10i  SPS Technologies, Inc. Executive Deferred Compensation
       Plan, as amended and restated effective December 14, 1992.
       Exhibit 10i to the Annual Report on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.

  10j SPS Technologies, Inc. Executive Deferred Compensation Plan II, as amended and restated effective December 1, 1993. Exhibit
       10j to the Annual Report on Form 10-K for the year ended
       December 31, 1993, is hereby incorporated by reference.

  10k  SPS Technologies, Inc. Supplemental Executive Retirement
       Plan, as amended and restated effective December 14, 1992.
       Exhibit 10k to the Annual Report on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.

  10l  Employment Agreement between SPS Technologies, Inc. and
       Charles W. Grigg, Chairman and Chief Executive Officer, effective December 1, 1993. Exhibit 10l to the Annual
       Report on Form 10-K for the period ended December 31, 1993, is hereby incorporated by reference.

  10m  Form of Indemnification Agreement between SPS Technologies, Inc.
       and officers and directors dated February 2, 1987. Exhibit 10m to the Annual Report on Form 10-K for the year ended December
       31, 1992, is hereby incorporated by reference.

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

  13 1994 Annual Report to Shareholders (With the exception of the information expressly incorporated by reference in items
       1, 3, 5, 6, 7, 8 and 14 of Form 10-K, the 1994 Annual Report to
       Shareholders is not deemed "filed" with the SEC or otherwise subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934).

  21   Subsidiaries of the Registrant.

  23   Consent of Independent Accountants.

  27   Financial Data Schedule
