Form 10-Q
period 1995-03-31
SPS TECHNOLOGIES INC
filed 1995-05-10
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                                   QUARTERLY REPORT
                           PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarter ended March 31, 1995
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

               The number of shares of Registrant's Common Stock
            outstanding on May 2, 1995 was 5,655,833.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        PART 1

                                FINANCIAL INFORMATION


          Item 1.  Index to Financial Statements



               Condensed Statements of Consolidated Operations -
               Three Months Ended March 31, 1995 and 1994
               (Unaudited)


               Condensed Consolidated Balance Sheets -
               March 31, 1995 and December 31, 1994
               (Unaudited)


               Condensed Statements of Consolidated Cash Flows -
               Three Months Ended March 31, 1995 and 1994
               (Unaudited)


               Notes to Condensed Consolidated Financial Statements

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                  (Unaudited-Thousands of dollars except share data)

                                                     Three Months Ended
                                                          March 31,
                                                      1995          1994

     Net sales                                     $ 102,432     $  81,581

     Cost of goods sold                               85,137        68,553

     Gross profit                                     17,295        13,028

     Selling, general and administrative expense      11,650        10,820

     Unusual items:
      Restructuring credit                                          (1,500)
      Loss on disposal                                               6,600

     Operating earnings (loss)                         5,645        (2,892)

     Other income (expense):
      Interest income                                    100           105
      Interest expense                                (1,620)       (1,718)
      Equity in earnings of affiliates                   400           210
      Other, net                                         (25)          455
                                                      (1,145)         (948)

     Earnings (loss) before income taxes               4,500        (3,840)

     Provision for income taxes                        1,450           300

     Net earnings (loss)                           $   3,050     $  (4,140)


     Net earnings (loss) per share                 $     .54     $    (.81)


     Average shares outstanding                    5,645,971     5,106,961


       See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited-Thousands of dollars)

                                                March 31,        December 31,
                                                  1995               1994
     Assets

     Current assets
      Cash and cash equivalents                $  10,349         $   9,472
      Accounts and notes receivable,
       less allowance for doubtful
       receivables of $1,374 (1994-$1,299)        62,010            54,434
      Inventories                                 81,401            77,299
      Deferred income taxes                       13,705            14,400
      Prepaid expenses                             2,926             2,379
      Net assets held for sale                     2,367             2,367
        Total current assets                     172,758           160,351

     Investments in affiliates                    15,015            14,841
     Property, plant and equipment, net of
      accumulated depreciation of $100,887        88,950            87,764
      (1994 - $99,736)
     Other assets                                 26,461            26,290

          Total assets                         $ 303,184         $ 289,246


        See accompanying notes to condensed consolidated financial statement.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Unaudited-Thousands of dollars, except share data)

                                              March 31,        December 31,
                                                1995               1994

     Liabilities and shareholders' equity

     Current liabilities
      Notes payable                            $  11,157        $    8,248
      Accounts payable                            27,925            27,163
      Accrued expenses                            37,931            35,190
      Income taxes payable                         1,468             1,259
        Total current liabilities                 78,481            71,860

     Deferred income taxes                        10,910            10,955
     Long-term debt, less current
      installments                                58,788            56,426
     Retirement obligations                       26,026            25,901

     Shareholders' equity
      Preferred stock, par value $1 per share,
       Authorized 400,000 shares, Issued none
      Common stock, par value $1 per share,
       Authorized 30,000,000 shares,
       Issued 6,396,730 shares in 1995
       (6,377,256 shares in 1994)                  6,397             6,378
      Additional paid-in capital                  68,591            68,124
      Retained earnings                           66,766            63,716
      Minimum pension liability                   (1,235)           (1,235)
      Common stock in treasury, at cost
       740,897 shares in 1995 and 1994            (5,990)           (5,990)
      Cumulative translation adjustments          (5,550)           (6,889)
        Total shareholders' equity               128,979           124,104

           Total liabilities and
            shareholders' equity               $ 303,184         $ 289,246


        See accompanying notes to condensed consolidated financial statement.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (Unaudited-Thousands of dollars)


                                                        Three Months Ended
                                                             March 31,
                                                       1995           1994

     Net cash provided (used) by operating
     activities                                     $  (1,737)     $     264

     Cash flows provided (used) by investing
     activities
      Additions to property, plant and equipment       (2,162)        (3,358)
      Proceeds from sale of property, plant
      and equipment                                        76          1,051
      Acquisition                                      (1,094)
      Other, net                                                         (76)

     Net cash used by investing activities             (3,180)        (2,383)

     Cash flows provided (used) by financing
     activities
      Proceeds from borrowings                          9,100          3,766
      Reduction of borrowings                          (3,923)       ( 1,707)
      Other, net                                          487             16

     Net cash provided by financing activities          5,664          2,075

     Effect of exchange rate changes on cash              130             81

     Net increase in cash and cash equivalents            877             37

     Cash and cash equivalents at
     beginning of period                                9,472          6,852

     Cash and cash equivalents at
     end of period                                  $  10,349      $   6,889


       See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited-Thousands of Dollars)


          1.   Financial Statements

                    In   the  opinion  of  the  Company's  management,  the
               accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three-month periods ended March 31, 1995 and 1994, and cash flows for the three-month periods ended March 31, 1995 and 1994. The December 31, 1994 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1994 Annual Report filed on Form 10-K applied on a consistent basis.

          2.   Inventories
                                         March 31,       December 31,
                                           1995              1994
               Finished goods            $  34,239         $  35,712
               Work-in-process              21,636            17,335
               Raw materials
                and supplies                17,052            13,952
               Tools                         8,474            10,300
                                         $  81,401         $  77,299

          3.   Unusual Items

                    In April 1994,  the Company decided  to dispose of  its
               investment in its subsidiary, Ferre Plana, S.A., located in Barcelona, Spain. The loss on disposal of $6.6 million was included in the 1994 condensed statement of consolidated operations as an unusual charge. This disposal charge was for the write-off of the net assets associated with Ferre Plana, including the related intangible assets and cumulative translation adjustment account.

                    In  1993, the Company  recorded a  restructuring charge
               that included a provision for the liquidation of the Assembly Systems Division (ASD), a fastener segment product line. During the first quarter of 1994, the Company identified a buyer for this product line. As a result of this modification of the restructuring plan and the related change in estimate, and because actual restructuring costs were lower than estimated costs, the Company recorded a $1.5 million credit for the reversal of excess reserves associated with the 1993 restructuring charge. Because the sale closed on April 22, 1994, the $1.6 million gain on the sale of ASD's net assets was recorded in the condensed statement of consolidated operations for the second quarter of 1994.

          4.   Income Taxes

                    The Company's provision for  income taxes for the first
               quarter of 1994 resulted principally from the inability to recognize a full tax benefit on the loss on disposal of the Company's subsidiary in Spain.

          5.   Earnings Per Share

                    Per  share  data  was  calculated  using  the  weighted
               average number of shares outstanding during the periods. Common share equivalents in the form of stock options have been excluded from the calculations as their dilutive effect is not material, or their effect is anti-dilutive.

          6.   Environmental Contingency

                    The  Company  has  been  identified  as  a  potentially
               responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At March 31, 1995, the accrued liability for environmental remediation represents management's best estimate of the costs related to environmental remediation which are considered probable and can be reasonably estimated. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. However, management believes that the overall costs of environmental remediation will be incurred over an extended period of time and, as a result, are not expected to have a material impact on the consolidated financial position of the Company.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          Introduction

               Net earnings for the first quarter of 1995 of $3.1 million represent a significant improvement over the net loss reported for the first quarter of 1994. Last year's loss included an unusual net non-cash charge related to the disposal of the Company's former subsidiary in Spain. With significant and continuing improvement in operating performance and with most markets served by the Company enjoying a favorable economic environment, the Company's sales, orders and backlog were up substantially in the first quarter of 1995.

          Sales

               Net sales in the first quarter of 1995 were $102.4 million, compared to $81.6 million for the same period in 1994. Sales increased $20.8 million, or 25.6 percent, compared to the first quarter of 1994 and increased $11.4 million or 12.6 percent, compared to the fourth quarter of 1994.

               Fastener segment sales were $67.6 million, compared to first quarter of 1994 sales of $58.1 million, an increase of $9.5 million, or 16.3 percent. Despite continued weakness in the aerospace fastener market, the Company's aerospace fastener sales were up 18 percent to $31.2 million in the first quarter of 1995. The increase in sales volume is attributed to improved operating efficiencies which have resulted in the Company recapturing business lost to competitors in prior years. Sales in the transportation and industrial fastener markets increased by $4.7 million, or 14.8 percent, due to the continuing strength of the automobile business in the United States and the United Kingdom. Although automotive production levels in North America for the first quarter of 1995 exceeded prior year's level, the Company does not expect this trend to continue throughout 1995.

               Materials segment sales were $34.8 million in the first quarter of 1995 compared to $23.5 million in the first quarter of 1994, an increase of $11.3 million, or 48.5 percent. Sales of magnetic materials to the domestic automobile and anti-theft security markets continued to increase compared to prior quarters. Cobalt-based medical and stainless steel alloy sales to the air melt investment casting market increased significantly from the first quarter of 1994 and are expected to remain strong throughout 1995.

          Operating Earnings

               Excluding the $5.1 million net unusual charge in the prior year, operating earnings for the fastener segment improved from $100 thousand in the first quarter of 1994 to $1.9 million in the first quarter of 1995. The improvement in earnings is attributed to the higher volume, better pricing of fastener product sales and to the investment in new state-of-the-art computer controlled machine tools which have reduced the Company's costs.

               In the materials segment, first quarter 1995 operating earnings of $3.7 million, or 10.7 percent of sales, were up from $2.1 million, or 8.9 percent of sales, in the first quarter of 1994. This increase in operating earnings is attributed to higher volume of sales and to efficiencies gained from significant capital expenditure programs, which are continuing in 1995.

          Other Expense

               Interest expense decreased from $1.7 million in the first quarter of 1994 to $1.6 million in the first quarter of 1995. Lower levels of debt decreased interest expense by approximately $370 thousand, but higher interest rates caused interest expense to increase by $270 thousand. The unfavorable change in "other, net" income is attributed to the approximately $400 thousand gain from the sale of the Company's airplane in the first quarter of 1994.

          Income Taxes

               In the first quarter of 1994, the Company incurred a provision for income taxes despite a pre-tax loss from operations because of the inability to recognize a full tax benefit on the loss on disposal of the Company's subsidiary in Spain.

          Earnings

               The Company recorded net earnings for the first quarter of 1995 of $3.1 million, or $.54 per share, compared to a net loss of $4.1 million, or $.81 per share, for the first quarter of 1994. Excluding last year's net non-cash unusual charge of $5.1 million, net earnings for 1994 were $960 thousand, or $.19 per share.

          Orders and Backlog

               Incoming orders in the first quarter of 1995 were $122.1 million, compared to $92.3 million for the first quarter of 1994 and $90.3 million for the fourth quarter of 1994. The increase in orders reflects greater demand for the Company's products in all major markets served in both segments. Backlog at March 31, 1995 was $117.2 million, compared to $95.4 million on the same date a year ago and $98.5 million at December 31, 1994.

          Unusual Items

               As discussed in Note 3 to the financial statements, the Company sold its Spanish subsidiary, Ferre Plana, S.A., and a fastener segment product line, the Assembly Systems Division
          (ASD), in 1994. Ferre Plana, S.A., which manufactured commodity industrial fasteners, had incurred cumulative operating losses of $9.4 million since it was acquired in 1990, and would have incurred additional losses and required a substantial cash investment in 1994. ASD, which manufactured computer-controlled fastener tightening equipment, had accumulated operating losses totaling $11.6 million over the past five years. The exit of these historically unprofitable manufacturing operations allowed management to focus on and make needed investments into the Company's more profitable businesses.

          Acquisition

               On March 3, 1995, the Company executed an Asset Purchase Agreement with Harvard Industries, Inc. to acquire certain assets of Harvard's Elastic Stop Nut Division (ESNA) which designs, manufactures and sells aerospace locknuts and is located in Union, New Jersey. The acquired assets will be consolidated into existing aerospace operations in Jenkintown, Pennsylvania and Santa Ana, California. Following relocation of the machinery and equipment into existing facilities, the Company will commence manufacturing certain products previously manufactured by ESNA. The purchase price of approximately $4.5 million includes value for machinery and equipment, an agreement not to compete and other intangible assets.

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

               Cash flow provided or used by operating activities, investing activities and financial activities is summarized in the condensed statements of consolidated cash flows. Consistent with the increase in sales and orders experienced in the first quarter, higher accounts receivable and inventory resulted in net cash used by operating activities for the first quarter of 1995.

               The increase in the cash used by investing activities is attributed to the first quarter 1995 payments related to the ESNA asset acquisition ($1.1 million) and the first quarter 1994 proceeds from the sale of the Company's aircraft ($1.1 million).

          The remaining balance of approximately $3.4 million of the ESNA asset purchase price is expected to be paid out in the second quarter of 1995. Additionally, the Company spent $2.2 million for capital expenditures in the first quarter of 1995 and has budgeted $20.6 million for the full year of 1995, as reported on Form 10-K for the year ended December 31, 1994.

               The Company's total debt to equity ratio was 54 percent at March 31, 1995 compared to 52 percent at December 31, 1994. Total debt was $69.9 million at March 31, 1995 and $64.7 million at December 31, 1994, As of March 31, 1995, under the terms of the existing credit agreements, the Company is permitted to incur an additional $36 million in debt and prohibited from paying cash dividends unless the terms are waived by the lenders or the agreements are amended.

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


          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        SPS TECHNOLOGIES, INC.
                                        (Registrant)





          Date:   May 5, 1995           /s/William M. Shockley
                                        William M. Shockley
                                        Controller





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