Form 10-Q
period 1995-06-30
SPS TECHNOLOGIES INC
filed 1995-08-14
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                                   QUARTERLY REPORT
                           PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarter ended June 30, 1995
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

               The number of shares of Registrant's Common Stock
            outstanding on August 1, 1995 was 5,671,155.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        PART 1

                                FINANCIAL INFORMATION


          Item 1.  Index to Financial Statements


               Condensed Statements of Consolidated Operations -
               Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)


               Condensed Consolidated Balance Sheets -
               June 30, 1995 and December 31, 1994
               (Unaudited)


               Condensed Statements of Consolidated Cash Flows -
               Six Months Ended June 30, 1995 and 1994
               (Unaudited)


               Notes to Condensed Consolidated Financial Statements

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                  (Unaudited-Thousands of dollars except share data)

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                       1995       1994       1995       1994

     Net sales                      $ 100,581  $  87,865  $ 203,013  $ 169,446

     Cost of goods sold                81,858     73,052    166,995    141,605

     Gross profit                      18,723     14,813     36,018     27,841

     Selling, general and
      administrative expense           12,163     10,789     23,813     21,609

     Unusual items:
      Restructuring credit                        (1,600)               (3,100)
      Loss on disposal                                                   6,600

     Operating earnings                 6,560      5,624     12,205      2,732

     Other income (expense):
      Interest income                     166         71        266        176
      Interest expense                 (1,560)    (1,679)    (3,180)    (3,397)
      Equity in earnings
       of affiliates                      614        568      1,014        778
      Other, net                         (125)        66       (150)       521
                                         (905)      (974)    (2,050)    (1,922)

     Earnings before income taxes       5,655      4,650     10,155        810

     Provision for income taxes         1,730        950      3,180      1,250

     Net earnings (loss)            $   3,925  $   3,700  $   6,975  $   ( 440)


     Primary and fully diluted
      earnings (loss) per share     $     .67  $     .72  $    1.20  $    (.09)


     Weighted average number of
      common shares used to compute
      earnings (loss) per share     5,832,312  5,107,934  5,794,737  5,107,469


       See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited-Thousands of dollars)


                                                 June 30,       December 31,
                                                   1995             1994

     Assets

     Current assets
      Cash and cash equivalents                 $  8,400          $   9,472
      Accounts and notes receivable,
       less allowance for doubtful
       receivables of $1,253 (1994-$1,299)        63,439             54,434
      Inventories                                 80,684             76,299
      Deferred income taxes                       13,265             14,400
      Prepaid expenses                             2,270              2,379
      Net assets held for sale                     2,362              2,367
        Total current assets                     170,420            159,351


     Investments in affiliates                    16,545             14,841
     Property, plant and equipment, net of
      accumulated depreciation of $100,265
      (1994-$99,736)                              93,751             88,764
     Other assets                                 27,308             26,290

          Total assets                          $308,024          $ 289,246








     The 1994 amounts have been reclassified for comparative purposes.
     See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Unaudited-Thousands of dollars, except share data)


                                                 June 30,       December 31,
                                                   1995             1994


     Liabilities and shareholders' equity

     Current liabilities
      Notes payable                             $  5,076           $  8,248
      Accounts payable                            25,479             27,163
      Accrued expenses                            37,093             35,190
      Income taxes payable                         1,865              1,259
        Total current liabilities                 69,513             71,860

     Deferred income taxes                        10,894             10,955
     Long-term debt, less current installments    68,233             56,426
     Retirement obligations                       26,133             25,901


     Shareholders' equity
      Preferred stock, par value $1 per share,
       Authorized 400,000 shares, Issued none
      Common stock, par value $1 per share,
       Authorized 30,000,000 shares,
       Issued 6,408,252 shares in 1995
       (6,377,256 shares in 1994)                  6,408              6,378
      Additional paid-in capital                  68,896             68,124
      Retained earnings                           70,691             63,716
      Minimum pension liability                   (1,235)            (1,235)
      Common stock in treasury, at cost
       740,922 shares in 1995 (740,897
       shares in 1994)                            (5,991)            (5,990)
      Cumulative translation adjustments          (5,518)            (6,889)
        Total shareholders' equity               133,251            124,104

           Total liabilities and
            shareholders' equity                $308,024           $289,246



        See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (Unaudited-Thousands of dollars)


                                                        Six Months Ended
                                                            June 30,
                                                      1995            1994



     Net cash provided (used) by operating
     activities                                     $  1,894        $   (916)

     Cash flows provided (used) by investing
     activities
      Additions to property, plant and equipment      (8,808)         (5,653)
      Proceeds from divestitures                                       2,123
      Proceeds from sale of property, plant
        and equipment                                    344           1,152
      Acquisitions                                    (3,980)
      Other, net                                                         (86)

     Net cash used by investing activities           (12,444)         (2,464)

     Cash flows provided (used) by financing
     activities
      Proceeds from borrowings                        18,200          11,560
      Reduction of borrowings                         (9,565)         (8,326)
      Other, net                                         800              34

     Net cash provided by financing activities         9,435           3,268

     Effect of exchange rate changes on cash              43             304

     Net increase (decrease) in cash and
     cash equivalents                                 (1,072)            192

     Cash and cash equivalents at
     beginning of period                               9,472           6,852

     Cash and cash equivalents at
     end of period                                  $  8,400        $  7,044





        See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited-Thousands of Dollars)

          1.   Financial Statements

                    In  the  opinion  of   the  Company's  management,  the
               accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three and six-month periods ended June 30, 1995 and 1994, and cash flows for the six-month periods ended June 30, 1995 and 1994. The December 31, 1994 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1994 Annual Report filed on Form 10-K applied on a consistent basis.

          2.   Inventories

                                          June 30,       December 31,
                                           1995              1994

               Finished goods            $ 38,006          $ 35,712
               Work-in-progress            19,799            17,335
               Raw materials
                and supplies               14,524            13,952
               Tools                        8,355             9,300

                                         $ 80,684          $ 76,299

          3.   Unusual Items

                    In 1994, the Company disposed of  its investment in its
               subsidiary, Ferre Plana, S.A., located in Barcelona, Spain. The loss on disposal of $6,600 was included in the 1994 condensed statement of consolidated operations as an unusual charge. This disposal charge was for the write-off of the net assets associated with Ferre Plana, including the related intangible assets and cumulative translation adjustment account.

                    In 1993,  the Company  recorded a  restructuring charge
               that included a provision for the liquidation of the Assembly Systems Division (ASD), a fastener segment product line. In 1994, the Company was able to sell this product line. As a result of this modification of the restructuring plan and the related change in estimate, and because actual restructuring costs were lower than estimated costs, the Company recorded a $1,500 credit for the reversal of excess reserves in the first quarter of 1994. Additionally, the Company recorded a $1,600 gain on the sale of ASD's net assets in the second quarter of 1994.

          4.   Income Taxes

                    For the six  months ended June 30, 1994,  the effective
               tax rate is higher than the statutory tax rate due to the inability to recognize a full tax benefit on the disposal loss of the Company's subsidiary in Spain.

          5.   Earnings Per Share

                    Earnings or loss per share is  computed by dividing net
               income by the weighted average number of common shares outstanding. When dilutive, stock options are included as common share equivalents.

          6.  Environmental Contingency

                    The  Company  has  been  identified  as  a  potentially
               responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At June 30, 1995, the accrued liability for environmental remediation represents management's best estimate of the costs related to environmental remediation which are considered probable and can be reasonably estimated. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. However, management believes that the overall costs of environmental remediation will be incurred over an extended period of time and, as a result, are not expected to have a material impact on the consolidated financial position of the Company.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          Introduction

               The Company's operating results, excluding the effects of unusual items, are a major improvement over the corresponding periods in the prior year. The improvement in operating results was due primarily to significant increases in the operating performance of the Aerospace Products Division and the Arnold Engineering Company, which manufactures and sells magnetic materials. The Company's sales, orders and backlog were up substantially in 1995.

          Sales and Operating Earnings by Segment

                                  (Unaudited-Thousands of dollars)

                              Three Months Ended      Six Months Ended
                                    June 30,               June 30,
                                1995      1994         1995      1994

          Net Sales:
            Fasteners         $ 66,567  $ 60,543     $134,175  $118,674
            Materials           34,014    27,322       68,838    50,772
                              $100,581  $ 87,865     $203,013  $169,446

          Operating Earnings:
            Fasteners         $  3,012  $  2,846     $  4,914  $ (2,082)
            Materials            3 548     2,778        7,291     4,814
                              $  6,560  $  5,624     $ 12,205  $  2,732

          Net Sales

               Net sales increased $12.7 million, or 14.5 percent, in the second quarter of 1995 and $33.6 million, or 19.8 percent, for the six month period ended June 30, 1995 compared to the same periods in 1994.

               Fastener segment sales increased $6 million, or 10 percent, in the second quarter and $15.5 million, or 13.1 percent, for the six month period. Despite continued weakness in the aerospace market, the Company's aerospace fastener sales were up 12.2 percent to $31.4 million in the second quarter and 15 percent to $62.6 million for the six month period. Sales volume has increased due to improved operating efficiencies which have resulted in the Company recapturing business lost to competitors in prior years. Additional product lines gained from the ESNA acquisition and certain inventory adjustments in the supply chain also contributed to the increase in aerospace fastener's volume of sales and orders. Sales in the transportation and industrial fastener markets increased $2.6 million, or 8 percent, in the second quarter and $7.3 million, or 11.4 percent, for the six month period. The strengthening European economy resulted in higher sales volume of both automotive and Unbrako products manufactured in England and Ireland. Second quarter automotive fastener sales in the United States remained level with the second quarter of 1994. The increase in automotive production levels in North America that occurred in the first quarter of 1995 did not continue into the second quarter.

               Materials segment  sales increased by $6.7  million, or 24.5 percent,  in  the  second  quarter  and  $18.1  million, or  35.6 percent, for the six month period. Strong demand for bonded magnetics by automotive customers and other magnetic materials by the anti-theft security system and power supply equipment manufactures has resulted in a higher sales volume of magnetic materials in 1995. Stainless steel alloy sales to the air melt investment casting market increased significantly from the 1994 periods and are expected to remain strong throughout 1995.

          Operating Earnings

               Excluding the net unusual charge in the prior year periods, operating earnings for the fastener segment improved by $1.8 million in the second quarter and $3.5 million for the six month period. The improvement in earnings is attributed to higher sales volume, better pricing of fastener product sales and to investment in new state-of-the-art computer controlled machine tools which have reduced the Company's costs.

               Operating  earnings  for the  materials segment  improved by
          $770 thousand in the second quarter and $2.5 million for the six month period. Higher sales of magnetic materials coupled with control of related fixed cost accounted for a $1.2 million increase in the second quarter and $2.1 million increase in the six month period. Despite higher sales of superalloys, the contribution to operating earnings decreased in the second quarter and increased by $400 thousand for the six month period. Lower earnings on second quarter superalloy sales is attributed to an unfavorable product mix compared to 1994.

          Other Expense

               Interest expense decreased from $3.4 million for the first six months of 1994 to $3.2 million for the first six months of 1995. Lower levels of debt decreased interest expense by approximately $670 thousand, but higher interest rates caused interest expense to increase by $450 thousand. The unfavorable change in "other, net" income is attributed to the approximately $400 thousand gain from the sale of the Company's airplane in the first quarter of 1994.

          Income Taxes

               For the six months ended June 30, 1994, the effective tax rate is higher than the statutory tax rate due to the inability to recognize a full tax benefit on the disposal loss of the Company's subsidiary in Spain.

          Earnings

               The Company recorded second quarter 1995 net earnings of $3.9 million or $.67 per share, compared to net earnings of $2.1 million or $.41 per share for the second quarter of 1994 prior to recording a gain of $1.6 million or $.31 per share on the sale of the Assembly Systems Division's net assets in April of 1994. Including the 1994 non-recurring gain, the net earnings for the second quarter of 1994 were $3.7 million or $.72 per share.

               Net earnings were $7 million, or $1.20 per share for the six months ended June 30, 1995 compared to a net loss of $440 thousand or $.09 per share in 1994. Excluding a net unusual charge, of $3.5 million or $.69 per share in 1994, prior year's earnings would have been $3.1 million or $.60 per share.

          Orders and Backlog

               Incoming orders for the second quarter of 1995 were $113.8 million compared to $94.9 million in 1994, a 20 percent increase. Incoming orders for the six months ended June 30, 1995 were $235.9 million compared to $187.2 million for the same period in 1994, a 26 percent increase. The increase in orders was due primarily to increased orders received by the Aerospace Products Division and the materials segment. Backlog at June 30, 1995 was $127.6 million, compared to $101.9 million on the same date a year ago and $98.5 million at December 31, 1994.

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

          Acquisitions

               On March 3, 1995, the Company executed an Asset Purchase Agreement with Harvard Industries, Inc. to acquire certain assets of Harvard's Elastic Stop Nut Division (ESNA) which designs, manufactures and sells aerospace locknuts and is located in Union, New Jersey. The acquired assets are being consolidated into existing aerospace operations in Jenkintown, Pennsylvania and Santa Ana, California. After relocation of the machinery and equipment into existing facilities, the Company commenced manufacturing certain products previously manufactured by ESNA. The purchase price of approximately $4.5 million includes value for machinery and equipment, an agreement not to compete and other intangible assets.

               On June 30, 1995, the Company paid approximately $1 million to increase its ownership interest in Unbrako K.K. to 100 percent. Unbrako K.K., located in Tokyo, Japan, was previously owned by Pacific Products Limited, a joint venture in which the Company had a 50 percent interest. Unbrako K.K. is a distributor of the Company's Unbrako and aerospace products in the Japanese market.

               During the third quarter of 1995, the Company expects to execute a purchase agreement to acquire approximately 48 percent of the outstanding stock of Metalac S.A. Industria e Comercio (Metalac) located in Sao Paulo, Brazil. The acquisition, which is subject to various regulatory approvals in Brazil, will increase the Company's ownership to approximately 95 percent. The Company intends to make a public tender offer for the remaining 5 percent of the outstanding shares. Metalac is a leading manufacturer and distributor of industrial and automotive fasteners in Brazil. In 1994, Metalac reported sales of approximately $25 million and net earnings of approximately $2.5 million.

               On August 3, 1995, the Company announced it has signed a non-binding Letter of Intent to purchase the business of Magnetic Specialty, Inc. (MSI) located in Marietta, Ohio. MSI designs, manufactures and sells a broad range of flexible bonded magnets. The Company intends to combine this acquisition with the Arnold Engineering Company. Completion of the transaction is subject to a number of conditions including a due diligence review and negotiation of a definitive agreement.

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

               Cash  flow   provided  or  used  by   operating  activities,
          investing activities and financial activities is summarized in the condensed statements of consolidated cash flows. The increase of $2.8 million in net cash provided by operating activities is attributed to the decrease in cash used for restructuring activities ($400 thousand in 1995 versus $5.8 million in 1994) partially offset by higher accounts receivable and inventory balances at June 30, 1995. The increase in the Company's working capital is consistent with the increase in sales activity.

               The increase in cash used by investing activities is attributed to 1995 payments for ESNA asset acquisition ($2.9 million) and the Company's increase in ownership interest in Unbrako K.K. ($1 million) versus 1994 proceeds from the sale of ASD ($2.1 million) and the Company's aircraft ($1.1 million). The remaining balance of approximately $1.6 million for the ESNA asset purchase price is expected to be paid in the third quarter of 1995. Additionally, the Company spent $8.8 million for capital expenditures in the first six months of 1995 and has budgeted $20.6 million for the full year of 1995, as reported on Form 10-K for the year ended December 31, 1994.

               The Company's total debt to equity ratio was 55 percent at June 30, 1995, compared to 52 percent at December 31, 1994. Total debt was $73.3 million at June 30, 1995 and $64.7 million at December 31, 1994. As of June 30, 1995, under the terms of the existing credit agreements, the Company is permitted to incur an additional $28 million in debt.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       PART II
                                  OTHER INFORMATION


          Item 4.   Submission of Matters to Vote of Security Holders

          (a)  The Annual Meeting of Shareholders was held on May 2, 1995.

          (b) The name of each director elected at the Annual Meeting as the Company's two Class I directors, each to hold office until the 1998 Annual Meeting of Shareholders, is as follows:

                    Charles W. Grigg
                    Howard T. Hallowell III

               The name of each other director whose term of office continued after the meeting is as follows:

                    Dr. John F. Lubin
                    Raymond P. Sharpe
                    Paul F. Miller, Jr.
                    Eric M. Ruttenberg
                    Harry J. Wilkinson

          (c)  1.   The results  of the election of  directors with respect
                    to each nominee for office was as follows:

                                                For         Withheld

                    Charles W. Grigg         4,969,737       130,324
                    Howard T. Hallowell III  4,980,325       119,736

               2. A proposal to amend the SPS 1988 Long Term Incentive Stock Plan received 2,685,437 votes for and 645,293 votes against, with 1,404,580 abstentions and 19,574 broker non-votes.

               3. A shareholder proposal concerning the annual election of directors received 973,559 votes for and 2,331,316 votes against, with 1,430,435 abstentions and 19,574 broker non-votes.

          Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11   Computation of Earnings Per Share Statement.

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        SPS TECHNOLOGIES, INC.
                                        (Registrant)





          Date:  August 10, 1995        /s/William M. Shockley
                                        William M. Shockley
                                        Controller





          Mr. Shockley is signing on behalf of the registrant and as the principal financial officer of the registrant.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    EXHIBIT INDEX




          Exhibit 11 -   Computation of Earnings Per Share
                         Statement