Form 10-Q
period 1995-09-30
SPS TECHNOLOGIES INC
filed 1995-11-13
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                                   QUARTERLY REPORT
                           PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended September 30, 1995
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

               The number of shares of Registrant's Common Stock
            outstanding on November 8, 1995 was 5,823,183.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        PART 1

                                FINANCIAL INFORMATION


          Item 1.  Index to Financial Statements


               Condensed Statements of Consolidated Operations -
               Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)


               Condensed Consolidated Balance Sheets -
               September 30, 1995 and December 31, 1994
               (Unaudited)


               Condensed Statements of Consolidated Cash Flows -
               Nine Months Ended September 30, 1995 and 1994
               (Unaudited)


               Notes to Condensed Consolidated Financial Statements

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                  (Unaudited-Thousands of dollars except share data)

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                       1995       1994       1995       1994

     Net sales                      $ 100,500  $  88,472  $ 303,513  $ 257,918

     Cost of goods sold                80,300     73,660    247,295    215,265

     Gross profit                      20,200     14,812     56,218     42,653

     Selling, general and
      administrative expense           12,890     10,648     36,703     32,257

     Unusual items:
      Restructuring credit                                              (3,100)
      Loss on disposal                                                   6,600

     Operating earnings                 7,310      4,164     19,515      6,896

     Other income (expense):
      Interest income                     122         91        388        267
      Interest expense                 (1,654)    (1,763)    (4,834)    (5,160)
      Equity in earnings
       of affiliates                      337        390      1,351      1,168
      Other, net                          (50)       108       (200)       629
                                       (1,245)    (1,174)    (3,295)    (3,096)

     Earnings before income taxes       6,065      2,990     16,220      3,800

     Provision for income taxes         1,880      1,000      5,060      2,250

     Net earnings                   $   4,185  $   1,990  $  11,160  $   1,550


     Primary and fully diluted
      earnings per share            $     .70  $     .39  $    1.90  $     .30


     Weighted average number of
      common shares used to compute
      earnings per share            5,983,229  5,111,973  5,862,123  5,109,203


       See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited-Thousands of dollars)


                                               September 30,    December 31,
                                                   1995             1994

     Assets

     Current assets
      Cash and cash equivalents                 $  5,512          $   9,472
      Accounts and notes receivable,
       less allowance for doubtful
       receivables of $1,379 (1994-$1,299)        68,357             54,434
      Inventories                                 91,679             76,299
      Deferred income taxes                       13,272             14,400
      Prepaid expenses                             2,696              2,379
      Net assets held for sale                     2,362              2,367
        Total current assets                     183,878            159,351


     Investments in affiliates                     4,363             14,841
     Property, plant and equipment, net of
      accumulated depreciation of $120,476
      (1994-$99,736)                             113,176             88,764
     Other assets                                 25,992             26,290

          Total assets                          $327,409          $ 289,246


     The 1994 amounts have been reclassified for comparative purposes.
     See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Unaudited-Thousands of dollars, except share data)


                                               September 30,    December 31,
                                                   1995             1994


     Liabilities and shareholders' equity

     Current liabilities
      Notes payable                             $  7,353           $  8,248
      Accounts payable                            26,358             27,163
      Accrued expenses                            44,973             35,190
      Income taxes payable                         3,502              1,259
        Total current liabilities                 82,186             71,860

     Deferred income taxes                        10,930             10,955
     Long-term debt, less current installments    64,823             56,426
     Retirement obligations                       26,264             25,901


     Shareholders' equity
      Preferred stock, par value $1 per share,
       Authorized 400,000 shares, Issued none
      Common stock, par value $1 per share,
       Authorized 30,000,000 shares,
       Issued 6,418,728 shares in 1995
       (6,377,256 shares in 1994)                  6,419              6,378
      Additional paid-in capital                  73,578             68,124
      Retained earnings                           74,876             63,716
      Minimum pension liability                   (1,235)            (1,235)
      Common stock in treasury, at cost
       599,256 shares in 1995 (740,897
       shares in 1994)                            (4,846)            (5,990)
      Cumulative translation adjustments          (5,586)            (6,889)
        Total shareholders' equity               143,206            124,104

           Total liabilities and
            shareholders' equity                $327,409           $289,246


        See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (Unaudited-Thousands of dollars)


                                                       Nine Months Ended
                                                          September 30,
                                                      1995            1994



     Net cash provided by operating
     activities                                     $ 14,134        $  3,880

     Cash flows provided (used) by investing
     activities
      Additions to property, plant and equipment     (14,027)         (8,800)
      Proceeds from divestitures                        -              2,123
      Proceeds from sale of property, plant
        and equipment                                    578           1,285
      Acquisitions                                   (10,800)
      Other, net                                        -                (93)

     Net cash used by investing activities           (24,249)         (5,485)

     Cash flows provided (used) by financing
     activities
      Proceeds from borrowings                        20,000          13,060
      Reduction of borrowings                        (14,924)        (10,341)
      Other, net                                         972             289

     Net cash provided by financing activities         6,048           3,008

     Effect of exchange rate changes on cash             107             559

     Net increase (decrease) in cash and
     cash equivalents                                 (3,960)          1,962

     Cash and cash equivalents at
     beginning of period                               9,472           6,852

     Cash and cash equivalents at
     end of period                                  $  5,512        $  8,814


        See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited-Thousands of Dollars)

          1.   Financial Statements

                    In  the  opinion  of   the  Company's  management,  the
               accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three and nine-month periods ended September 30, 1995 and 1994, and cash flows for the nine-month periods ended September 30, 1995 and 1994. The December 31, 1994 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1994 Annual Report filed on Form 10-K applied on a consistent basis.

          2.   Inventories

                                       September 30,     December 31,
                                           1995              1994

               Finished goods            $ 46,780          $ 35,712
               Work-in-process             21,431            17,335
               Raw materials
                and supplies               14,631            13,952
               Tools                        8,837             9,300

                                         $ 91,679          $ 76,299

               The Company acquired approximately $11,000 of inventory from its 1995 business acquisitions.

          3.   Business Acquisitions

                    All  acquisitions have  been  accounted  for under  the
               purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

                    On August  16, 1995, the Company acquired approximately
               48 percent of the outstanding stock of Metalac S.A. Industria e Comercio (Metalac) located in Sao Paulo, Brazil. With this acquisition, the Company has increased its ownership to approximately 95 percent. Metalac is a leading manufacturer and distributor of industrial and automotive fasteners in Brazil. The Company paid $4,000 in cash and issued 141,666 shares of the Company's common stock (approximate market value on August 16, 1995 of $5,700). The Stock Purchase Agreement also contains additional payments contingent on the future earnings performance of Metalac. Any additional payments made, when the contingency is resolved, will be accounted for as additional costs of the acquired assets and amortized over the remaining life of the assets. Prior to this acquisition, the Company accounted for its investment in Metalac using the equity method.

                    The following unaudited pro forma  consolidated results
               of operations for the nine months ended September 30, 1995 and 1994 are presented as if the Metalac acquisition had been made at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented, or the future results of the combined operations.

                                                 Nine Months Ended
                                                   September 30
                                               1995             1994

                    Net Sales                $326,063         $275,909
                    Net Earnings               12,475            3,017
                    Primary and Fully diluted
                      earnings per share     $   2.09         $    .58

                    In  1995,  the  Company  paid approximately  $5,700  to
               acquire, relocate and prepare certain assets of Harvard Industries, Inc.'s Elastic Stop Nut Division (ESNA) for their intended use. The ESNA assets were used by Harvard to manufacture aerospace locknuts in Union, New Jersey. On June 30, 1995, the Company also paid approximately $1,000 to increase its ownership in Unbrako K.K. from 50 percent to 100 percent. Unbrako K.K. is a distributor of the Company's Unbrako and aerospace products in the Japanese market. These acquisitions did not have a material pro forma impact on operations.

          4.   Unusual Items

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

          5.   Income Taxes

                    For  the  nine months  ended  September  30, 1994,  the
               effective tax rate is higher than the statutory tax rate due to the inability to recognize a full tax benefit on the disposal loss of the Company's subsidiary in Spain.

          6.   Earnings Per Share

                    Earnings or loss per share is computed  by dividing net
               income by the weighted average number of common shares outstanding. When dilutive, stock options are included as common share equivalents.

          7.   Environmental Contingency

                    The  Company  has  been  identified  as  a  potentially
               responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At September 30, 1995, the accrued liability for environmental remediation represents management's best estimate of the costs related to environmental remediation which are considered probable and can be reasonably estimated. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. However, management believes that the overall costs of environmental remediation will be incurred over an extended period of time and, as a result, are not expected to have a material impact on the consolidated financial position of the Company.

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

          Sales and Operating Earnings by Segment

                                  (Unaudited-Thousands of dollars)

                              Three Months Ended     Nine Months Ended
                                 September 30,          September 30,
                                1995      1994         1995      1994

          Net Sales:
            Fasteners         $ 66,576  $ 59,510     $200,751  $178,184
            Materials           33,924    28,962      102,762    79,734
                              $100,500  $ 88,472     $303,513  $257,918

          Operating Earnings:
            Fasteners         $  3,484  $    903     $  8,398  $ (1,179)
            Materials            3,826     3,261       11,117     8,075
                              $  7,310  $  4,164     $ 19,515  $  6,896

          Net Sales

               Net sales increased $12.0 million, or 13.6 percent, in the third quarter of 1995 and $45.6 million, or 17.7 percent, for the nine month period ended September 30, 1995 compared to the same periods in 1994.

               Fastener  segment  sales  increased  $7.1  million,   or  12
          percent, in the third quarter and $22.6 million, or 12.7 percent, for the nine month period. The Company's aerospace fastener sales were up 11.5 percent to $31.1 million in the third quarter and 13.8 percent to $93.8 million for the nine month period. With commercial aircraft rollouts at a low point, the increase in aerospace business has been in the replacement parts market. Improved operating efficiencies have resulted in the Company recapturing business lost to competitors in prior years and certain inventory adjustments in the supply chain contributed to the increase in aerospace fastener's volume of sales and orders. In September 1995, the workforce at a major aircraft manufacturer (The Boeing Co.) went on strike. Due to the backlog of aerospace orders and demand from other aerospace customers, a short term strike at Boeing will not have a material effect on the Company's aerospace business. A long term strike could adversely effect the total aerospace fastener market.

               The Company's industrial and Unbrako fastener sales increased $3.9 million, or 12.2 percent, in the third quarter and $11.2 million, or 11.7 percent, for the nine month period. Third quarter sales of approximately $3.8 million by Unbrako K.K. and Metalac (two businesses recently acquired by the Company) contributed to this increase. Stronger demand for automotive and Unbrako products manufactured in England and Ireland resulted in an increase of approximately $1.2 million in third quarter sales and $6 million in nine month period sales. The third quarter increase in European sales was offset by a decline in the sales of automotive and Unbrako products manufactured in North America.

               Materials segment sales increased by $5 million, or 17.1 percent, in the third quarter and $23 million, or 28.9 percent, for the nine month period. Strong demand for magnetic materials by the automotive, telecommunication and personal computer markets has resulted in higher sales by the Arnold Engineering Company in the third quarter and nine-month period. This demand for magnetic materials is expected to continue throughout 1995. Stainless steel alloy sales to the air melt investment casting market increased significantly from the 1994 periods. Sales of vacuum melt alloy products manufactured for aerospace applications improved in the third quarter of 1995 and continuing improvement is expected in the fourth quarter of 1995.

          Operating Earnings

               Excluding the net unusual charge in the prior year period, operating earnings for the fastener segment improved by $2.6 million in the third quarter and $6.1 million for the nine month period. The improvement in earnings is attributed to higher sales volume, better pricing of fastener product sales and to investment in new state-of-the-art computer controlled machine tools which have reduced the Company's costs. After the investment in infrastructure and equipment, the automotive and Unbrako manufacturing facility in Cleveland, Ohio achieved a third quarter operating profit of approximately $1.2 million compared to $100 thousand last year.

               Operating earnings for the materials segment improved by $570 thousand in the third quarter and $3 million for the nine month period. Higher sales of magnetic materials coupled with control of related fixed cost accounted for a $500 thousand increase in the third quarter and $2.5 million increase in the nine month period. Despite higher sales of superalloys, the contribution to operating earnings increased by only $100 thousand in the third quarter and $500 thousand for the nine month period. A lower operating earnings percentage on superalloy sales is attributed to an unfavorable product mix compared to 1994.

          Other Expense

               Interest expense decreased from $5.2 million for the first nine months of 1994 to $4.8 million for the first nine months of 1995. Lower levels of debt decreased interest expense by approximately $960 thousand, but higher interest rates caused interest expense to increase by $630 thousand. The unfavorable change in "other, net" income is attributed to the approximately $400 thousand gain from the sale of the Company's airplane in the first quarter of 1994.

          Income Taxes

               For the nine months ended September 30, 1994, the effective tax rate is higher than the statutory tax rate due to the inability to recognize a full tax benefit on the disposal loss of the Company's subsidiary in Spain.

          Earnings

               The Company recorded third quarter 1995 net earnings of $4.2 million or $.70 per share, compared to net earnings of $2 million or $.39 per share for the third quarter of 1994.

               Net earnings were $11.2 million, or $1.90 per share for the nine months ended September 30, 1995 compared to net earnings of $1.6 million or $.30 per share in 1994. Excluding a net unusual charge, of $3.5 million or $.69 per share in 1994, prior year's earnings would have been $5.1 million or $.99 per share.

          Orders and Backlog

               Incoming orders for the third quarter of 1995 were $110 million compared to $87.9 million in 1994, a 25 percent increase. Incoming orders for the nine months ended September 30, 1995 were $345.9 million compared to $275.1 million for the same period in 1994, a 26 percent increase. The increase in orders was due primarily to increased orders received by the Aerospace Products Division and the materials segment. Backlog at September 30, 1995 was $144.7 million, compared to $100.6 million on the same date a year ago and $98.5 million at December 31, 1994.

          Unusual Items

               As discussed in Note 4 to the financial statements, the Company sold its Spanish subsidiary, Ferre Plana, S.A., and a fastener segment product line, the Assembly Systems Division
          (ASD), in 1994. Ferre Plana, S.A., which manufactured commodity industrial fasteners, had incurred cumulative operating losses of $9.4 million since it was acquired in 1990, and would have incurred additional losses and required a substantial cash investment in 1994. ASD, which manufactured computer-controlled fastener tightening equipment, had accumulated operating losses totaling $11.6 million during the five years prior to its disposition. The exit of these historically unprofitable manufacturing operations allowed management to focus on and make needed investments into the Company's more profitable businesses.

          Acquisitions

               On March 3, 1995, the Company executed an Asset Purchase Agreement with Harvard Industries, Inc. to acquire certain assets of Harvard's Elastic Stop Nut Division (ESNA) which designs, manufactures and sells aerospace locknuts and is located in Union, New Jersey. The acquired assets are being consolidated into existing aerospace operations in Jenkintown, Pennsylvania and Santa Ana, California. After relocation of the machinery and equipment into existing facilities, the Company commenced manufacturing certain products previously manufactured by ESNA. The purchase price of approximately $4.5 million includes value for machinery and equipment, an agreement not to compete and other intangible assets. In addition to the purchase price, the Company incurred approximately $2.2 million of direct cost related to the acquisition and preparation of these assets for their intended use.

               On June 30, 1995, the Company paid approximately $1 million to increase its ownership interest in Unbrako K.K. to 100 percent. Unbrako K.K., located in Tokyo, Japan, was previously owned by Pacific Products Limited, a joint venture in which the Company had a 50 percent interest. Unbrako K.K. is a distributor of the Company's Unbrako and aerospace products in the Japanese market.

               As discussed in Note 3 to the financial statements, the Company acquired approximately 48 percent of the outstanding stock of Metalac from two Metalac directors for $4 million in cash and 141,666 shares of the Company's common stock (approximate market value of $5.7 million on the acquisition date) on August 16, 1995. With this acquisition, the Company has increased its ownership to approximately 95 percent and intends to make a public tender offer for the remaining 5 percent of the outstanding shares. The Company also entered into a non-competition agreement with the two Metalac directors.

               On August 3, 1995, the Company announced that it had signed a non-binding Letter of Intent to purchase the business of Magnetic Specialty, Inc. (MSI) located in Marietta, Ohio. On September 19, 1995, the Company announced that the parties mutually agreed to terminate further negotiations.

               On October 12, 1995, the Company announced that it had made an offer to purchase Hi-Shear Corporation, which represents substantially all of the operating assets of Hi-Shear Industries Inc., for $50 million, subject to the signing of a definitive purchase agreement. Hi-Shear Corporation manufactures aerospace fasteners both in the United States and the United Kingdom. Hi-Shear would have been a good strategic fit with the Company's Aerospace Products Division; however, the offer has been rejected by the Hi-Shear Board of Directors in favor of a competitive bid.

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

               Cash  flow  provided  or   used  by  operating   activities,
          investing activities and financial activities is summarized in the condensed statements of consolidated cash flows. The increase of $10.3 million in net cash provided by operating activities is attributed to the $9.6 million increase in net earnings, the $4.8 million received from the surrender of corporate-owned life insurance policies and the decrease in cash used for restructuring activities ($400 thousand in 1995 versus $6.7 million in 1994). Partially offsetting the increases to net cash provided by operating activities were higher accounts receivable and inventory balances at September 30, 1995. The increase in the Company's working capital is consistent with the increase in sales activity.

               The increase in cash used by investing activities is attributed to 1995 payments for ESNA asset acquisition ($5.7 million) and the Company's increase in ownership interest in Unbrako K.K. ($1 million) and Metalac ($4 million) versus 1994 proceeds from the sale of ASD ($2.1 million) and the Company's aircraft ($1.1 million). The remaining balance of approximately $1.0 million for the ESNA asset acquisition is expected to be paid in the fourth quarter of 1995. Additionally, the Company spent $14 million for capital expenditures in the first nine months of 1995 and has budgeted $20.6 million for the full year of 1995, as reported on Form 10-K for the year ended December 31, 1994.

               The Company's total debt to equity ratio was 50 percent at September 30, 1995, compared to 52 percent at December 31, 1994. Total debt was $72.2 million at September 30, 1995 and $64.7 million at December 31, 1994. As of September 30, 1995, under the terms of the existing credit agreements, the Company is permitted to incur an additional $29 million in debt.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       PART II
                                  OTHER INFORMATION


          Item 4.   Submission of Matters to Vote of Security Holders

          None

          Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11   Computation of Earnings Per Share Statement.

          (b) Form 8-K, was filed on August 28, 1995 stating that the Company received the regulatory approvals in Brazil on August 16, 1995 to acquire approximately 48 percent of the outstanding stock of Metalac S.A. Industria e Comercio located in Sao Paulo, Brazil. With this acquisition, the Company has increased its ownership to approximately 95 percent and intends to make a public tender offer for the remaining 5 percent of the outstanding shares. The Company completed the acquisition on August 16, 1995 under the terms of the Stock Purchase Agreement dated May 24, 1995. The Company paid $4 million in cash and issued 141,666 shares of the Company's common stock to acquire the Metalac Stock.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        SPS TECHNOLOGIES, INC.
                                        (Registrant)





          Date:  November 10, 1995      /s/William M. Shockley
                                        William M. Shockley
                                        Vice President, Chief
                                        Financial Officer and Controller





          Mr. Shockley is signing on behalf of the registrant and as the chief financial officer of the registrant.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    EXHIBIT INDEX




          Exhibit 11 -   Computation of Earnings Per Share
                         Statement