Form 10-K405
period 1995-12-31
SPS TECHNOLOGIES INC
filed 1996-04-01
CIK 93444

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-K

                                ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1995    Commission file number 1-4416

==============================================================================

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  YES   X   NO
                                                    ----     ----

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 5, 1996 was approximately $312,416,197.

The number of shares of Registrant's Common Stock outstanding on March 5, 1996 was 5,999,037.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Shareholders of the Registrant are incorporated by reference in Parts, I, II and IV of this Report. Portions of the Definitive Proxy Statement of Registrant, if filed with the Securities and Exchange Commission within 120 days after December 31, 1995, are incorporated by reference in Part III of this report. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the Securities and Exchange Commission.

                   SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

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

   The Company's operating plan for 1995 was to build infrastructure required to increase capacity and efficiency and earn a satisfactory return on shareholders' investment. Capital expenditures were $21.5 million in 1995 and are budgeted for $26 million in 1996. The Company also increased its aerospace fastener infrastructure with the acquisition of certain assets of Harvard Industries, Inc.'s Elastic Stop Nut Division. In 1995, the Company strengthened its position as a global supplier of fasteners by increasing its investments in subsidiaries in Japan and Brazil and entering into an agreement to form a joint venture in China commencing in 1996. Additional information regarding the 1995 acquisitions is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 2 to the Company's Consolidated Financial Statements on page 17 in the 1995 Annual Report to Shareholders and is incorporated herein by reference.

   The Company is multinational in operation. In addition to nine manufacturing plants in the United States, it operates seven manufacturing facilities in four different countries: England, Ireland, Brazil and Australia. The Company also has a 50 percent interest in a manufacturing operation in Adelanto, California, and has a minority interest in a manufacturing operation in India. Marketing operations are carried on by subsidiaries and an affiliate in four other countries.

   The Company sells directly to original equipment manufacturers and industrial, commercial and governmental users, and also sells through independent stocking distributors and dealers. There were no changes in these methods of distribution during 1995.

   Principal fastener markets include aerospace, machine tool and industrial machinery, automotive, and off-highway equipment. Principal markets for materials include the precision investment casting, powdered metal, aerospace, medical equipment, automotive, computer and communications industries.

   Principal fastener products are SPS(R) aerospace fasteners, MULTIPHASE(R) alloy fasteners, and other aerospace fasteners; UNBRAKO(R) brand socket screws, hex keys, dowel pins, shaft collars, spring pins and pressure plugs; engineered fasteners for gasoline and diesel engines, other critical automotive applications, and off-highway equipment and HI-LIFE(R) thread roll dies and other metal-working tools.

   Principal materials products are air and vacuum-melted iron, cobalt, and nickel-based superalloys, including CMSX(R) single-crystal alloys; and metallic and ceramic permanent magnets, wound and pressed powder magnetic components, and magnetic ultra-thin foil and strip products.

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

   No material part of the Company's business is dependent upon a single customer. In 1995, the five largest customers accounted for 16% of the Company's reported consolidated sales.

   The backlog of orders at December 31 was as follows:

                                     1995         1994
                                  ----------   ----------
Fastener segment  .............    $111,289     $72,983
Materials segment..............      25,172      25,467
                                 ----------   ----------
   Total  .....................    $136,461     $98,450
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

   The Company considers its proprietary position important to the two segments of its business. During 1995, approximately 32% of Company sales were related to patents, trademarks, licenses held and manufacturing know-how. Generally, the patents and licenses of the Company expire at various times over the next 17 years.

   Total expenditures during 1995, 1994 and 1993 for Company-sponsored research and development were $5,247, $4,727 and $5,050, respectively. In 1995, approximately 68% of the expenditures were for the Company's fastener segment.

   Capital expenditures for property, plant and equipment are planned at $26 million in 1996, exclusive of any business acquisition.

   There were approximately 3,464 and 671 persons employed by the Company at December 31, 1995 in the fastener and materials segments, respectively.

   For financial information concerning industry segments and the foreign and domestic operations, see Note 19 to the Company's Consolidated Financial Statements on pages 26 and 27 in the 1995 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 2. PROPERTIES

   The Company owns or leases the manufacturing properties described below. All properties are in good condition.

LOCATION

 Owned                                                     Square Feet
 ----------                                               ------------
Jenkintown, Pennsylvania..............................      683,000(a)
Cleveland, Ohio  .....................................      365,000(a)
Santa Ana, California  ...............................      305,000(a)(i)
Salt Lake City, Utah  ................................       86,000(a)
Marengo, Illinois  ...................................      356,000(b)
Muskegon, Michigan  ..................................      110,000(b)
Norfolk, Nebraska  ....................................      82,000(b)
Sevierville, Tennessee  ...............................      65,000(b)
Ogallala, Nebraska  ..................................       22,000(b)
Anasco, Puerto Rico  .................................      129,000(a)(j)
Coventry, England  ...................................      224,000(a)
Smethwick, England  ..................................      137,000(a)
Leicester, England  ..................................       88,000(a)
Melbourne, Australia  ................................       44,000(a)
Sao Paulo, Brazil  ...................................      339,000(a)

 Leased                            Lease Expires            Square Feet
 --------------------             ---------------          -------------
Leicester, England                       (c)                 38,000(a)
Shannon, Ireland                      (d)(e)(f)             233,000(a)
Melbourne, Australia                   (g)(h)                32,000(a)


- ------
(a)  Fastener segment
(b)  Materials segment
(c)  Lease for 38,000 square feet expires January 12, 1997.
(d)  Lease for 54,000 square feet expires April 1, 1996.
(e)  Lease for 75,000 square feet expires November 15, 2010.

(f)  Lease for 104,000 square feet expires November 13, 2010.
(g)  Lease for 27,000 square feet expires December 31, 1997.
(h)  Lease for 5,000 square feet expires March 31, 1997.
(i) Approximately 70,000 square feet used for manufacturing purposes, with the remaining 235,000 square feet leased.
(j)  Closed and held for sale.

   Industrial Development Revenue Bonds were issued to finance the acquisition and improvement of the Salt Lake City, Utah manufacturing facility. These bonds are collateralized by a first mortgage on the facility and a bank letter of credit.

ITEM 3. LEGAL PROCEEDINGS

   For discussion of legal proceedings, see Note 11 to the Company's Consolidated Financial Statements on pages 20 and 21 in the 1995 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the fourth quarter of 1995, through the solicitations of proxies or otherwise.

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

 Name                 Experience and Position Held                                                           Age
 ----                 -----------------------------                                                         -----

Charles W. Grigg      Chairman and Chief Executive Officer since December 1993. Previously, President          56
                      and Chief Operating Officer, Watts Industries, Inc. since 1986.

Harry J. Wilkinson    President and Chief Operating Officer since April 1986. Previously, Group                58
                      Vice President, Aerospace, Automated Systems and Industrial Products since
                      March 1985.

James D. Dee          Vice President, Environmental and Legal Affairs since February 1996. Previously,         38
                      Assistant Counsel and Patent Counsel since 1988.

John P. McGrath       Vice President, Corporate Services since August 1988. Previously, President,             56
                      Latin America/Pacific Operations since 1982.

Aaron Nerenberg       Vice President, Corporate Counsel and Secretary since August 1988. Previously,           55
                      Corporate Counsel and Secretary since July 1986.

John M. Morrash       Vice President, Treasurer and Assistant Secretary since July 1995. Previously,           41
                      Treasurer since February 1988.

William M. Shockley   Vice President, Chief Financial Officer and Controller since July 1995.                  34
                      Previously, Corporate Controller since September 1992. Previously, Assistant
                      Controller since November 1991. Previously, Manager, Coopers & Lybrand since
                      1988.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS

   Information regarding the principal markets on which SPS Technologies common stock is traded, the high and low sales price for the stock on the New York Stock Exchange for each quarterly period during the past 2 years, and the approximate number of holders of common stock at March 5, 1996 is included under the caption entitled "Common Stock Information" on page 31 in the 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

   A summary of selected financial data for SPS Technologies for the years and year ends specified is included under the caption entitled "Selected Financial Data" on page 30 in the 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Information regarding SPS Technologies financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 31 through 35 in the 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Consolidated Financial Statements for SPS Technologies included on pages 12 through 27 in the 1995 Annual Report to Shareholders, together with required supplementary data "Summary of Quarterly Results" on page 29 in the 1995 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) Identification of directors:

     Information regarding directors is incorporated by reference to the Definitive Proxy Statement, Election of Directors, if filed with the Securities and Exchange Commission (SEC) within 120 days after December 31, 1995. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

   (b) Identification of executive officers:

     Information regarding executive officers is contained in Part I of this report (page 4).

ITEM 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation is incorporated by reference to the Definitive Proxy Statement, Executive Compensation and Board Meetings, Committees and Compensation of Directors, if filed with the SEC within 120 days after December 31, 1995. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Definitive Proxy Statement, Ownership of Voting Securities, if filed with the SEC within 120 days after December 31, 1995. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this Report:

   1. The Consolidated Financial Statements and related notes to consolidated financial statements set forth on pages 12 through 27 of the 1995 Annual Report to Shareholders are incorporated by reference (See Exhibit 13). The Report of Independent Accountants, which covers both the Consolidated Financial Statements and the financial statement schedule, appears on page 9 of this report.

   2. Financial Statement Schedules:

   The following supplemental schedule is located in this Report on the page indicated.
                                                                         Page
                                                                         ----
    II Valuation and Qualifying Accounts                                  10

   Schedules other than those listed above are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.


  3. Exhibits:
     3a      Amended and Restated Articles of Incorporation. Exhibit 3a to the Annual Report
             on Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
     3b      By-Laws as amended, effective April 29, 1993. Exhibit 3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, is hereby incorporated by reference.
     4a      Rights Agreement dated November 11, 1988, is incorporated by reference to Form
             8-K filed November 17, 1988. Amendment No. 1 to Rights Agreement dated January
             22, 1991, is incorporated by reference to Form 8-K filed January 25, 1991.
             Form of Amendment No. 2 to Rights Agreement dated November 16, 1994, is incorporated by reference to Exhibit 4.8 of Form S-3 filed August 26, 1994.
     4b      Form of Registration Rights Agreement between the Company, the Purchasers and the Investors dated December 23, 1994. Exhibit 4.5 to the Form S-3 filed August
             26, 1994, is hereby incorporated by reference.
     10a     SPS 1988 Long Term Incentive Stock Plan as amended, effective February 2, 1989.
             Exhibit 10a to the Annual Report on Form 10-K for the year ended December 31,
             1988, is hereby incorporated by reference.
     10b     SPS Exempt Employees Savings and Investment Plan as Amended and Restated, effective
             November, 1991. Exhibit 10b to the Annual Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.
     10c     SPS Technologies, Inc. Non-Exempt Employees Savings and Investment Plan as
             Amended and Restated, effective November, 1991. Exhibit 10c to the Annual Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.
     10d     SPS Technologies, Inc. Management Incentive Plan as Amended and Restated,
             effective April 26, 1994. Exhibit 10d to the Annual Report on Form 10-K
             for the year ended December 31, 1994, is hereby incorporated by reference.
     10e     Form of standby Purchase Agreement dated November 16, 1994. Exhibit 10.1 to the Form S-3/A filed November 17, 1994, is hereby incorporated by reference.

     10f     Retirement Benefit Agreement, dated February 28, 1979. Exhibit 10f to the Annual
             Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.
     10g     Fee Arrangement with Former Directors, effective November 29, 1984. Exhibit
             10g to the Annual Report on Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
     10h     Form of Employment Agreements between SPS Technologies, Inc. and certain employees, as amended and restated effective December 14, 1992. Exhibit 10h to the Annual Report on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.
     10i     SPS Technologies, Inc. Executive Deferred Compensation Plan, as amended and restated, effective December 14, 1992. Exhibit 10i to the Annual Report on
             Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.
     10j     SPS Technologies, Inc. Executive Deferred Compensation Plan II, as amended and restated effective December 1, 1993. Exhibit 10j to the Annual Report on
             Form 10-K for the year ended December 31, 1993, is hereby incorporated by reference.
     10k     SPS Technologies, Inc. Supplemental Executive Retirement Plan, as amended and restated effective December 14, 1992. Exhibit 10k to the Annual Report on Form
             10-K for the year ended December 31, 1992, is hereby incorporated by reference.
     10l     Employment Agreement between SPS Technologies, Inc. and Charles W. Grigg, Chairman
             and Chief Executive Officer, effective December 1, 1993. Exhibit 10l to the
             Annual Report on Form 10-K for the period ended December 31, 1993, is hereby incorporated by reference.
     10m     Form of Indemnification Agreements between SPS Technologies, Inc. and officers and directors dated February 2, 1987. Exhibit 10m to the Annual Report on Form
             10-K for the period ended December 31, 1992, is hereby incorporated by reference.
     10n     Split Dollar Insurance Agreements regarding certain officers and directors effective April 2, 1990, and November 27, 1991. Exhibit 10n to the Annual Report
             on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.
     10o     SPS Technologies, Inc. Senior Executive Severance Plan, effective December
             14, 1992. Exhibit 10o to the Annual Report on Form 10-K for the year ended
             December 31, 1992, is hereby incorporated by reference.
     10p     Agreement with Retiring Executive, approved December 14, 1992. Exhibit 10p to the Annual Report on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.
     10q     SPS Technologies, Inc. Benefit Equalization Plan, as amended and restated
             effective December 14, 1992. Exhibit 10 to the Quarterly Report on Form 10-Q
             for the quarter ended March 31, 1993, is hereby incorporated by reference.
     10r     SPS Technologies, Inc. Long Range Incentive Plan, effective January 1, 1995.
     11      Computation of dilution (anti-dilution) of earnings per share resulting from common stock equivalents.
     13      1995 Annual Report to Shareholders (With the exception of the information expressly incorporated by reference in items 1, 3, 5, 6, 7, 8 and 14 of Form 10-K, the
             1995 Annual Report to Shareholders is not deemed "filed" with the SEC or otherwise subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934).
     21      Subsidiaries of the Registrant.
     23      Consent of Independent Accountants.
     27      Financial Data Schedule.


  (b) Reports on Form 8-K:

  Form 8-K was filed on October 12, 1995 stating that the Company announced that it has made an offer to purchase Hi-Shear Corporation.

  Form 8-K/A-1 was filed on October 20, 1995 as an amendment to Form 8-K filed on August 28, 1995. Form 8-K/A-1 provided financial statements and pro forma information for Metalac S.A. Industria e Comercio, which the Company acquired on August 16, 1995.

                                  SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPS TECHNOLOGIES, INC.
                                       -------------------------------
                                       (Registrant)

                                       /s/ William M. Shockley
                                       -------------------------------
                                       William M. Shockley
                                       Vice President, Chief Financial
                                       Officer and Controller

Date: March 25, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                 Title                                      Date
 -------------------------------   -------------------------------------------              ------------------
       /s/ CHARLES W. GRIGG
  ------------------------------  Chairman, Chief Executive Officer and  Director            March 25, 1996
         Charles W. Grigg          (Principal Executive Officer)


     /s/ HARRY J. WILKINSON
  ------------------------------  President, Chief Operating Officer  and Director           March 25, 1996
        Harry J. Wilkinson


     /s/ WILLIAM M. SHOCKLEY      Vice President, Chief Financial Officer  and               March 25, 1996
  ------------------------------   Controller (Principal Financial Officer)
       William M. Shockley


     /s/ ERIC M. RUTTENBERG
  ------------------------------  Director                                                   March 25, 1996
        Eric M. Ruttenberg


  /s/ HOWARD T. HALLOWELL III
  ------------------------------  Director                                                   March 25, 1996
     Howard T. Hallowell III


        /s/ JOHN F. LUBIN
  ------------------------------  Director                                                   March 25, 1996
          John F. Lubin

                      REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors
SPS Technologies, Inc.:

We have audited the consolidated financial statements of SPS Technologies, Inc. and subsidiaries as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, which financial statements are included on pages 12 through 27 of the 1995 Annual Report to Shareholders of SPS Technologies, Inc. and subsidiaries and incorporated by reference herein. We have also audited the financial statement schedule as listed in
Item 14(a)2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPS Technologies, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania 19103
February 1, 1996

                                                                   SCHEDULE II

                   SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS

                 Years ended December 31, 1995, 1994 and 1993
                            (Thousands of dollars)

                                                       Additions        Additions
                                                        charged          charged
                                                      (deductions      (deductions
                                      Balance at       credited)        credited)                      Balance
                                     beginning of     to costs and      to other      Deductions      at end of
Description                              year           expenses        accounts          (a)           year
- ----------------................    --------------   --------------    ------------   ------------   -----------
Year ended December 31, 1995:
   Allowance for doubtful
     accounts  ..................      $ 1,299          $   124           $ (12)(b)      $(119)        $ 1,292
                                       =======          =======           ========      =======        =======
   Deferred income tax valuation
     allowance  .................      $15,462          $(1,824)          $ 711(c)       $             $14,349
                                       =======          =======           ========      =======        =======
Year ended December 31, 1994:
   Allowance for doubtful
     accounts  ..................      $ 1,185          $   348           $  18(b)       $(252)        $ 1,299
                                       =======          =======           ========      =======        =======
   Deferred income tax valuation
     allowance  .................      $17,717          $(2,255)          $              $             $15,462
                                       =======          =======           ========      =======        =======
Year ended December 31, 1993:
   Allowance for doubtful
     accounts  ..................      $ 1,329          $   668           $ (32)(b)      $(780)        $ 1,185
                                       =======          =======           ========      =======        =======
   Deferred income tax valuation
     allowance  .................      $ 4,751          $12,966           $              $             $17,717
                                       =======          =======           ========      =======        =======

- ------
(a) Write off of uncollectible receivables, net of recoveries.
(b) Translation adjustments.
(c) Balance acquired in connection with 1995 acquisitions.

                                   EXHIBIT INDEX


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

10d SPS Technologies, Inc. Management Incentive Plan as Amended and Restated, effective April 26, 1994. Exhibit 10d to the Annual Report on Form 10-K for the year ended December 31, 1994, is hereby incorporated by reference.

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

10r           SPS Technologies, Inc. Long Range Incentive
              Plan, effective January 1, 1995.

11 Computation of dilution (anti-dilution) of earnings per share resulting from common stock equivalents.

13 1995 Annual Report to Shareholders (With the exception of the information expressly incorporated by reference in items 1, 3, 5, 6, 7, 8 and 14 of Form 10-K, the 1995 Annual Report to Shareholders is not deemed "filed" with the SEC or otherwise subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934).

21            Subsidiaries of the Registrant.


23            Consent of Independent Accountants.

27            Financial Data Schedule.