Form 10-Q
period 1996-03-31
SPS TECHNOLOGIES INC
filed 1996-05-14
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                                   QUARTERLY REPORT
                           PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarter ended March 31, 1996
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

               The number of shares of Registrant's Common Stock
            outstanding on April 30, 1996 was 5,950,550.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        PART 1

                                FINANCIAL INFORMATION


          Item 1. Index to Financial Statements


               Condensed Statements of Consolidated Operations -
               Three Months Ended March 31, 1996 and 1995
               (Unaudited)


               Condensed Consolidated Balance Sheets -
               March 31, 1996 and December 31, 1995
               (Unaudited)


               Condensed Statements of Consolidated Cash Flows -
               Three Months Ended March 31, 1996 and 1995
               (Unaudited)


               Notes to Condensed Consolidated Financial Statements

                        SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                   (Unaudited-Thousands of dollars except share data)


                                                         Three Months Ended
                                                              March 31,
                                                        -----------------------
                                                           1996          1995
                                                        ---------     ---------

          Net sales                                    $  113,975    $  102,432

          Cost of goods sold                               91,150        85,137
                                                          -------       -------
          Gross profit                                     22,825        17,295

          Selling, general and
           administrative expense                          14,065        11,650
                                                          -------       -------
          Operating earnings                                8,760         5,645

          Other income (expense):
           Interest income                                     60           100
           Interest expense                                (1,590)       (1,620)
           Equity in earnings
            of affiliates                                     102           400
           Other, net                                        (132)          (25)
                                                          -------       -------
                                                           (1,560)       (1,145)
                                                          -------       -------
          Earnings before income taxes                      7,200         4,500

          Provision for income taxes                        2,160         1,450
                                                          -------       -------
          Net earnings                                 $    5,040    $    3,050
                                                          =======       =======

          Earnings per common share
           and common share equivalent                 $      .81    $      .54
                                                          =======       =======

          Weighted average number of
           common shares used to compute
           earnings per share                           6,221,943     5,645,971



          See accompanying notes to condensed consolidated financial statements.

                          SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited-Thousands of dollars)


                                                    March 31,   December 31,
                                                      1996          1995
                                                    ---------    ----------
          Assets

          Current assets
           Cash and cash equivalents                 $  9,929      $  8,093
           Accounts and notes receivable,
            less allowance for doubtful
            receivables of $1,503 (1995-$1,292)        72,022        61,294
           Inventories                                 98,184        88,090
           Deferred income taxes                       16,201        16,396
           Prepaid expenses                             3,645         3,103
           Net assets held for sale                     2,362         2,362
                                                      -------       -------
             Total current assets                     202,343       179,338
                                                      -------       -------

          Investments in affiliates                     4,317         4,516
          Property, plant and equipment, net of
           accumulated depreciation of $118,054
           (1995-$118,120)                            116,342       112,738
          Other assets                                 23,739        25,495
                                                      -------       -------
               Total assets                          $346,741      $322,087
                                                      =======       =======








          See accompanying notes to condensed consolidated financial statements.

                          SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Unaudited-Thousands of dollars, except share data)


                                                    March 31,    December 31,
                                                      1996           1995
                                                    ---------     ----------

          Liabilities and shareholders' equity

          Current liabilities
           Notes payable and current portion of
             long-term debt                          $ 10,163      $  6,578
           Accounts payable                            31,782        28,041
           Accrued expenses                            41,717        39,545
           Income taxes payable                         2,445         3,267
                                                      -------       -------
             Total current liabilities                 86,107        77,431
                                                      -------       -------

          Deferred income taxes                        13,321        13,061
          Long-term debt                               62,201        58,119
          Retirement obligations                       28,161        27,827

          Minority interest                             4,150


          Shareholders' equity
           Preferred stock, par value $1 per share,
            authorized 400,000 shares, issued none
           Common stock, par value $1 per share,
            authorized 30,000,000 shares,
            issued 6,604,303 shares (6,450,909
            shares in 1995)                             6,604         6,451
           Additional paid-in capital                  80,234        74,685
           Retained earnings                           83,631        78,591
           Minimum pension liability                   (2,626)       (2,626)
           Common stock in treasury, at cost,
            657,173 shares (599,258 shares in 1995)    (7,912)       (4,846)
           Cumulative translation adjustments          (7,130)       (6,606)
                                                      -------       -------
            Total shareholders' equity                152,801       145,649
                                                      -------       -------
                Total liabilities and
                 shareholders' equity                $346,741      $322,087
                                                      =======       =======


          See accompanying notes to condensed consolidated financial statements.

                          SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Unaudited-Thousands of dollars)


                                                          Three Months Ended
                                                                March 31,
                                                          --------------------
                                                            1996         1995
                                                          -------      -------


          Net cash used by operating activities          $    (58)    $ (1,737)
                                                          -------      -------
          Cash flows provided (used) by investing
          activities
            Additions to property, plant and equipment     (5,224)      (2,162)
            Proceeds from sale of property, plant
              and equipment                                   350           76
            Acquisitions of businesses, net of cash
              acquired                                        690       (1,094)
                                                          -------      -------

          Net cash used by investing activities            (4,184)      (3,180)
                                                          -------      -------
          Cash flows provided (used) by financing
          activities
            Proceeds from borrowings                       14,605        9,100
            Reduction of borrowings                        (9,849)      (3,923)
            Proceeds from exercise of stock options         1,354          487
                                                          -------      -------
          Net cash provided by financing activities         6,110        5,664
                                                          -------      -------
          Effect of exchange rate changes on cash             (32)         130
                                                          -------      -------
          Net increase in cash and cash equivalents         1,836          877

          Cash and cash equivalents at
            beginning of period                             8,093        9,472
                                                          -------      -------
          Cash and cash equivalents at
            end of period                                $  9,929     $ 10,349
                                                          =======      =======
          Significant noncash financing activity
            Purchase of treasury shares in connection
            with the exercise of stock options           $  3,066



          See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited-Thousands of dollars except share data)


          1.   Financial Statements

                    In the opinion of the Company's management, the
               accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three-month periods ended March 31, 1996 and 1995, and cash flows for the three-month periods ended March 31, 1996 and 1995. The December 31, 1995 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1995 Annual Report filed on Form 10-K applied on a consistent basis.

          2.   Inventories

                                         March 31,       December 31,
                                           1996              1995
                                       -----------       -----------

               Finished goods            $48,253           $45,933
               Work-in-process            23,480            20,095
               Raw materials
                 and supplies             19,444            14,330
               Tools                       7,007             7,732
                                         -------           -------
                                         $98,184           $88,090
                                         =======           =======

          3.   Business Acquisitions

                    All acquisitions have been accounted for under the
               purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

                    In the first quarter of 1996, the Company formed a
               joint venture in China by acquiring a 55 percent interest in Shanghai SPS Biao Wu Fasteners Co. Ltd. (SSBW). The Company contributed cash of $800 and manufacturing technology with an assigned value of $300 during the first quarter of 1996 for SSBW. The Company will additionally contribute approximately $4,400 in cash, equipment and certain manufacturing technology. Pro forma consolidated results of operations have not been presented because the effect of this acquisition is not material.

                    In March 1995, the Company acquired certain assets of
               Harvard Industries, Inc.'s Elastic Stop Nut Division (ESNA). The Company paid $1,094 in the first quarter of 1995 and an additional $5,100 in the remaining quarters of 1995 to acquire, relocate and prepare these assets for their intended use. The ESNA assets were used by Harvard to manufacture aerospace locknuts in Union, New Jersey. On June 30, 1995, the Company also paid approximately $1,000 to increase its ownership in Unbrako K.K. from 50 percent to 100 percent. Unbrako is a distributor of the Company's Unbrako and aerospace products in the Japanese market. Pro forma consolidated results of operations have not been presented because the effect of these acquisitions were not material.

                    On August 16, 1995, the Company acquired approximately
               48 percent of the outstanding stock of Metalac S.A.Industria e Comercio (Metalac) located in Sao Paulo, Brazil. With this acquisition, the Company increased its ownership to approximately 95 percent. Metalac is a leading manufacturer and distributor of industrial and automotive fasteners in Brazil. The Company paid $4,000 in cash and issued 141,666 shares of the Company's common stock (approximate market value on August 16, 1995 of $5,667). The Stock Purchase Agreement also contains additional payments contingent on the future earnings performance of Metalac. Any additional payments made, when the contingency is resolved, will be accounted for as additional costs of the acquired assets and amortized over the remaining life of the assets. Prior to this acquisition, the Company accounted for its investment in Metalac using the equity method.

                    The following unaudited pro forma consolidated results
               of operations are presented as if the Metalac acquisition had been made at the beginning of the period presented. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of this period or the future results of the combined operations.

                                                    Three Months Ended
                                                      March 31, 1995
                                                    ------------------

                    Net sales                            $111,376
                    Net earnings                            3,915
                    Earnings per common share
                      and common share equivalent             .68

          4.   Earnings Per Share

                    Earnings per share is computed by dividing net earnings
               by the weighted average number of common shares outstanding. When dilutive, stock options are included as common share equivalents using the treasury stock method.

          5.   Environmental Contingency

                    The Company has been identified as a potentially
               responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At March 31, 1996, the accrued liability for environmental remediation represents management's best estimate of the costs related to environmental remediation which are considered probable and can be reasonably estimated. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. However, management believes that the overall costs of environmental remediation will be incurred over an extended period of time and, as a result, are not expected to have a material impact on the consolidated financial position of the Company.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Introduction

               The Company's operating results are a major improvement over the corresponding period in the prior year. The improvement in operating results was due primarily to a significant increase in the operating performance of the Aerospace Products Division.
          The Company's sales, orders and backlog were higher in the first quarter of 1996.

          Sales and Operating Earnings by Segment

          (Unaudited-Thousands of dollars)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1996      1995
                                                     --------   -------
          Net sales:
            Fasteners                                $ 78,755  $ 67,608
            Materials                                  35,220    34,824
                                                      -------   -------
                                                     $113,975  $102,432
                                                      =======   =======

          Operating earnings:
            Fasteners                                $  6,016  $  3,154
            Materials                                   4,614     4,416
            Unallocated corporate costs                (1,870)   (1,925)
                                                      -------   -------
                                                     $  8,760  $  5,645
                                                      =======   =======

          Net Sales

               Net sales increased $11.6 million, or 11.3 percent, compared to the first quarter of 1995 and increased $7.7 million, or 7.2 percent, compared to the fourth quarter of 1995.

               Fastener segment sales increased $11.1 million, or 16.5 percent, compared to the first quarter of 1995. Aerospace fastener sales of $38.4 million in the first quarter of 1996 are a $7.2 million, or 23.2 percent, increase from the first quarter of 1995 and $3.9 million, or 11.3 percent, increase from the fourth quarter of 1995. Due to the recent increase in new commercial aircraft orders and the improved profit performance of the airlines, the Company expects this trend of increasing aerospace fastener sales to continue throughout 1996.

               Excluding $7.1 million of sales in the first quarter of 1996 by Metalac and Unbrako K.K., two businesses acquired by the Company after March 31, 1995, the Company's industrial and Unbrako fastener sales decreased $3.2 million, or 8.8 percent. This decrease is due primarily to decreased sales of Unbrako fasteners in the North American market. Sales of automotive fasteners in the North American market and sales of automotive and Unbrako products in the European market remained level with the same period in 1995.

               In the materials segment, sales of superalloys increased by $1.0 million, or 6.4 percent, while sales of magnetic materials decreased by $600 thousand, or 3.5 percent, compared to the first quarter of 1995. Increased sales of superalloys is due primarily to higher sales of vacuum melt alloy products manufactured for aerospace applications. Sales of stainless steel and cobalt-based alloys also increased from prior year levels. Sales of magnetic materials to the automotive, telecommunications and personal computer markets were strong but slightly below prior year levels. If demand from these markets continues to soften, sales of magnetic materials will continue to fall below 1995 levels.

          Operating Earnings

               The operating earnings of the fastener segment improved significantly from $3.2 million, or 4.7 percent of sales, in the first quarter of 1995 to $6.0 million, or 7.6 percent of sales, in the first quarter of 1996. The improvement in earnings is attributed to increased sales of aerospace fasteners and cost reductions attributed to the Company's investment in new state-of-the-art computer controlled machine tools. The operating earnings from Metalac and Unbrako K.K., two companies acquired after the first quarter of 1995, also contributed to this increase.

               In the materials segment, operating earnings increased from $4.4 million, 12.7 percent of sales, in the first quarter of 1995 to $4.6 million, or 13.1 percent of sales, in the first quarter of 1996. The improvement in operating earnings is attributed to a higher volume of superalloy sales and reduced cost in the magnetic materials operation.

          Other Expense

               Income from the equity in earnings of affiliates decreased from $400 thousand in 1995 to $102 thousand in 1996. As discussed in Note 3 to the financial statements, the Company increased its ownership interest in Metalac and Unbrako K.K. in August and June of 1995, respectively. Prior to these acquisition dates, the Company accounted for its investment in these companies using the equity method.

          Earnings

               The Company recorded first quarter 1996 net earnings of $5.0 million or $.81 per share, compared to net earnings of $3.1 million or $.54 per share for the first quarter of 1995.

          Orders and Backlog

               Incoming orders for the first quarter of 1996 were $127.9 million compared to $122.1 million in 1995, a 4.5 percent increase. The increase in orders is attributed to the $9.1 million increase in orders received by the Aerospace Products Division and orders received by Metalac and Unbrako K.K. of $7.6 million. Partially offsetting these increases were the $8.8 million decrease in orders received for Unbrako Products sold in North America and Europe and the $5.5 million decrease in orders received for magnetic materials. Backlog at March 31, 1996 was $149.4 million, compared to $117.2 million on the same date a year ago and $136.5 million at December 31, 1995.

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

               Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the condensed statements of consolidated cash flows. Net cash used by operating activities decreased by $1.7 million compared to the first quarter of 1995 primarily due to the $2.0 million improvement in net earnings. Consistent with the increase in sales and orders received in the first quarter of 1996, the Company reported higher levels of accounts receivable and inventory compared to the December 31, 1995 condensed consolidated balance sheet. The acquisition of the joint venture in China also contributed to higher levels of working capital on the March 31, 1996 condensed consolidated balance sheet.
          However, this had no effect on cash flow from operations in the first quarter of 1996.

               The change in cash used by investing activities is attributed to the 1996 net increase in cash from the acquisition of the joint venture in China ($690 thousand) compared to the 1995 payments related to the ESNA asset acquisition ($1.1 million). Additionally, the Company spent $5.2 million for capital expenditures in the first quarter of 1996 and has budgeted $26 million for the full year of 1996, as reported on Form 10-K for the year ended December 31, 1995.

               The Company's total debt to equity ratio was 47 percent at March 31, 1996, compared to 44 percent at December 31, 1995. Total debt was $72.4 million at March 31, 1996 and $64.7 million at December 31, 1995. As of March 31, 1996, under the terms of the existing credit agreements, the Company is permitted to incur an additional $37 million in debt.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       PART II

                                  OTHER INFORMATION


          Item 4. Submission of Matters to Vote of Security Holders

          None

          Item 6. Exhibits and Reports on Form 8-K

          (a)Exhibits

          11 Computation of Earnings Per Share Statement.

          (b)No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  SPS TECHNOLOGIES, INC.
                                                  ----------------------
                                                  (Registrant)





          Date:  May 2, 1996                      /s/William M.Shockley
                                                  ---------------------
                                                  William M. Shockley
                                                  Vice President, Chief
                                                  Financial Officer and
                                                  Controller





          Mr. Shockley is signing on behalf of the registrant and as the chief financial officer of the registrant.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    EXHIBIT INDEX




          Exhibit 11 -   Computation of Earnings Per Share
                         Statement