Form 10-Q
period 1996-06-30
SPS TECHNOLOGIES INC
filed 1996-08-14
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                                   QUARTERLY REPORT
                           PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarter ended June 30, 1996
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

               The number of shares of Registrant's Common Stock
            outstanding on August 5, 1996 was 5,980,261.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        PART 1

                                FINANCIAL INFORMATION


          Item 1. Index to Financial Statements


               Condensed Statements of Consolidated Operations -
               Three and Six Months Ended June 30, 1996 and 1995
               (Unaudited)


               Condensed Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995
               (Unaudited)


               Condensed Statements of Consolidated Cash Flows -
               Six Months Ended June 30, 1996 and 1995
               (Unaudited)


               Notes to Condensed Consolidated Financial Statements

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                 (Unaudited-Thousands of dollars except share data)


                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                 -----------------------  ---------------------
                                    1996        1995         1996        1995
                                 ----------   ----------  ----------  ---------

   Net sales                     $  121,302   $  100,581  $  235,277  $ 203,013

   Cost of goods sold                96,352       81,858     187,502    166,995
                                 ----------   ----------  ----------  ---------
   Gross profit                      24,950       18,723      47,775     36,018

   Selling, general and
    administrative expense           14,490       12,163      28,555     23,813
                                 ----------   ----------  ----------  ---------
   Operating earnings                10,460        6,560      19,220     12,205
                                 ----------   ----------  ----------  ---------
   Other income (expense):
    Interest income                      45          166         105        266
    Interest expense                 (1,650)      (1,560)     (3,240)    (3,180)
    Equity in earnings
     of affiliates                      252          614         354      1,014
    Minority interest                  (108)                    (108)
    Other, net                         (389)        (125)       (521)      (150)
                                 ----------   ----------  ----------  ---------
                                     (1,850)        (905)     (3,410)    (2,050)
                                 ----------   ----------  ----------  ---------
   Earnings before income taxes       8,610        5,655      15,810     10,155

   Provision for income taxes         2,590        1,730       4,750      3,180
                                 ----------   ----------  ----------  ---------
   Net earnings                  $    6,020   $    3,925  $   11,060  $   6,975
                                 ==========   ==========  ==========  =========

   Earnings per common share
    and common share equivalent  $      .95   $      .67  $     1.76  $    1.20
                                 ==========   ==========  ==========  =========

   Weighted average number of
    common shares used to compute
    earnings per share            6,329,366    5,832,312   6,273,856  5,794,737



   See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited-Thousands of dollars)


                                               June 30,    December 31,
                                                 1996          1995
                                            ------------   ------------
     Assets

     Current assets
      Cash and cash equivalents                $  24,055     $   8,093
      Accounts and notes receivable,
       less allowance for doubtful
       receivables of $1,545 (1995-$1,292)        78,696        61,294
      Inventories                                 97,626        88,090
      Deferred income taxes                       15,951        16,396
      Prepaid expenses                             2,886         3,103
      Net assets held for sale                     1,800         2,362
                                               ---------     ---------
       Total current assets                      221,014       179,338
                                               ---------     ---------

     Investments in affiliates                     4,445         4,516
     Property, plant and equipment, net of
      accumulated depreciation of $122,649
      (1995-$118,120)                            120,575       112,738
     Other assets                                 35,471        25,495
                                               ---------     ---------
          Total assets                         $ 381,505     $ 322,087
                                               =========     =========


     See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Unaudited-Thousands of dollars, except share data)


                                               June 30,     December 31,
                                                 1996           1995
                                            ------------    ------------

     Liabilities and shareholders' equity

     Current liabilities
      Notes payable and current portion of
        long-term debt                         $   4,649     $   6,578
      Accounts payable                            31,442        28,041
      Accrued expenses                            44,275        39,545
      Income taxes payable                         3,793         3,267
                                               ---------     ---------
        Total current liabilities                 84,159        77,431
                                               ---------     ---------

     Deferred income taxes                        13,450        13,061
     Long-term debt                               91,134        58,119
     Retirement obligations                       28,305        27,827

     Minority interest                             4,258


     Shareholders' equity
      Preferred stock, par value $1 per share,
       authorized 400,000 shares, issued none
      Common stock, par value $1 per share,
       authorized 30,000,000 shares,
       issued 6,621,242 shares (6,450,909
       shares in 1995)                             6,621         6,451
      Additional paid-in capital                  80,887        74,685
      Retained earnings                           89,651        78,591
      Minimum pension liability                   (2,626)       (2,626)
      Common stock in treasury, at cost,
       658,181 shares (599,258 shares in 1995)    (7,980)       (4,846)
      Cumulative translation adjustments          (6,354)       (6,606)
                                               ---------     ---------
       Total shareholders' equity                160,199       145,649
                                               ---------     ---------
           Total liabilities and
            shareholders' equity               $ 381,505     $ 322,087
                                               =========     =========


        See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (Unaudited-Thousands of dollars)


                                                      Six Months Ended
                                                           June 30,
                                                    ---------------------
                                                      1996          1995
                                                    --------     --------


     Net cash provided by (used in) operating
     activities                                     $ 14,017     $  1,894
                                                    --------     --------
     Cash flows provided by (used in) investing
     activities
       Additions to property, plant and equipment     (9,421)      (8,808)
       Proceeds from sale of property, plant
         and equipment                                   371          344
       Acquisitions of businesses, net of cash
         acquired                                    (18,800)      (3,980)
                                                    --------     --------

     Net cash used in investing activities           (27,850)     (12,444)
                                                    --------     --------
     Cash flows provided by (used in) financing
     activities
       Proceeds from borrowings                      122,681       18,200
       Reduction of borrowings                       (94,744)      (9,565)
       Proceeds from exercise of stock options         1,808          800
                                                    --------     --------
     Net cash provided by financing activities        29,745        9,435
                                                    --------     --------
     Effect of exchange rate changes on cash              50           43
                                                    --------     --------
     Net increase (decrease) in cash and cash
     equivalents                                      15,962       (1,072)

     Cash and cash equivalents at
       beginning of period                             8,093        9,472
                                                    --------     --------
     Cash and cash equivalents at
       end of period                                $ 24,055     $  8,400
                                                    ========     ========
     Significant noncash financing activity:
       Purchase of treasury shares in connection
       with the exercise of stock options           $  3,133


        See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited-Thousands of dollars except share data)


          1.   Financial Statements

                    In the opinion of the Company's management, the
               accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and six-month periods ended June 30, 1996 and 1995, and cash flows for the six-month periods ended June 30, 1996 and 1995. The December 31, 1995 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1995 Annual Report filed on Form 10-K applied on a consistent basis.

          2.   Business Acquisitions

                    All acquisitions have been accounted for under the
               purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

                    On June 14, 1996, the Company acquired all of the
               outstanding shares of Flexmag Industries, Inc. (Flexmag), a manufacturer of flexible bonded magnets, located in Marietta, Ohio, and the assets and business of a related injection molded magnets business located in Seneca, South Carolina, for $21,000. The excess of the purchase price over the fair values of the net assets acquired was approximately $12,400 and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

                    In the first quarter of 1996, the Company formed a
               joint venture in China by acquiring a 55 percent interest in Shanghai SPS Biao Wu Fasteners Co. Ltd. (SSBW). The Company contributed cash of $1,800 and manufacturing technology with an assigned value of $600 during the first six months of 1996 for SSBW. The Company will additionally contribute approximately $3,100 in cash, equipment and certain manufacturing technology.

                    On August 16, 1995, the Company acquired approximately
               48 percent of the outstanding stock of Metalac S.A.Industria e Comercio (Metalac) located in Sao Paulo, Brazil. With this acquisition, the Company increased its ownership to approximately 95 percent. Metalac is a leading manufacturer and distributor of industrial and automotive fasteners in Brazil. The Company paid $4,000 in cash and issued 141,666 shares of the Company's common stock (approximate market value on August 16, 1995 of $5,667). The Stock Purchase Agreement also provides for additional payments contingent on the future earnings performance of Metalac. Any additional payments made, when the contingency is resolved, will be accounted for as additional costs of the acquired assets and amortized over the remaining life of the assets. Prior to this acquisition, the Company accounted for its investment in Metalac using the equity method.

                    On June 30, 1995, the Company paid approximately
               $1,000 to increase its ownership in Unbrako K.K. from 50 percent to 100 percent. Unbrako K.K., located in Tokyo, Japan, is a distributor of the Company's Unbrako and aerospace products in the Japanese market. On March 3, 1995, the Company also acquired certain assets of Harvard Industries, Inc.'s Elastic Stop Nut Division (ESNA). The Company paid $6,200 in 1995 (of which, $2,900 was paid as of June 30, 1995) to acquire, relocate and prepare these assets for their intended use. The ESNA assets were used by Harvard Industries, Inc. to manufacture aerospace locknuts in Union, New Jersey.

                    The following unaudited pro forma consolidated results
               of operations are presented as if the Flexmag and Metalac acquisitions had been made at the beginning of the periods presented. The effects of the other acquisitions (SSBW, ESNA and Unbrako K.K.) are not material and, accordingly, have been excluded from the pro forma presentation.

                                                    Six Months Ended
                                                         June 30,
                                                  --------------------
                                                    1996        1995
                                                  --------    --------
                    Net sales                     $245,156    $230,505
                    Net earnings                    11,294       8,088
                    Earnings per common share
                      and common share equivalent     1.80        1.36


                    The pro forma consolidated results of operations
               include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects.

               The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of this period or the future results of the combined operations.

          3.   Inventories

                                        June 30,        December 31,
                                          1996              1995
                                      ------------      ------------

               Finished goods            $48,971           $45,933
               Work-in-process            23,588            20,095
               Raw materials
                 and supplies             18,060            14,330
               Tools                       7,007             7,732
                                         -------           -------
                                         $97,626           $88,090
                                         =======           =======

                    The June 30, 1996 inventory balances include $6,600 of
               inventory from businesses acquired in 1996.

          4.  Long-Term Debt

                    On June 17, 1996, the Company completed a new long term
               Note Purchase Agreement with three insurance companies. Under this new agreement, the Company borrowed $85,000 at fixed interest rates of 7.70 percent to 7.88 percent due in annual installments from July 1, 2001 to July 1, 2011 (the average fixed interest rate is 7.83 percent and the average maturity is 11 years). The Notes Payable to Insurance Companies, which provided for a fixed interest rate of 9.45 percent, described in the Annual Report on Form 10-K for year ended December 31, 1995 were paid and canceled with proceeds from the new Note Purchase Agreement. The proceeds from the new agreement were also used to reduce debt borrowed under the current Bank Credit Agreement and to fund recent acquisitions.

                    The Company is subject to a number of restrictive
               covenants under its various debt agreements. These covenants, among other things, set forth limitations on indebtedness, restrict the payment of cash dividends and require the Company to maintain a minimum consolidated tangible net worth, a minimum consolidated fixed charge coverage ratio and a minimum consolidated current ratio. Certain of the Company's debt agreements contain cross default and cross acceleration provisions. Under these covenants, the Company is permitted to declare dividends not exceeding $7,500 plus 50 percent of consolidated net income (or minus 100 percent of any consolidated net loss).

          5.   Environmental Contingency

                    The Company has been identified as a potentially
               responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At June 30, 1996, the accrued liability for environmental remediation represents management's best estimate of the costs related to environmental remediation which are considered probable and can be reasonably estimated. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. However, management believes that the overall costs of environmental remediation will be incurred over an extended period of time and, as a result, are not expected to have a material impact on the consolidated financial position of the Company.

          6.   Earnings Per Share

                    Earnings per share is computed by dividing net earnings
               by the weighted average number of common shares outstanding. When dilutive, stock options are included as common share equivalents using the treasury stock method.

          7.  Subsequent Event

                    On July 3, 1996 the Company acquired all of the
               outstanding shares of Swift Levick Magnets Ltd., a manufacturer of permanent magnets, located in Derbyshire, England for approximately $19,000. This acquisition will be accounted for under the purchase method. The results of operations of the acquired business will be included in the consolidated financial statements from the date of acquisition.

          SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

          Item 2. Management's Discussion and Analysis of Financial
          ---------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------


          Introduction
          ------------
               The Company's operating results are a major improvement over the corresponding periods in the prior year. The improvement in operating results was due primarily to significant increases in the operating performance of the Aerospace Products Division, Industrial Products Division and Cannon-Muskegon, which manufactures and sells superalloys. The Company's sales, orders and backlog were higher in 1996 due to the continued growth of its businesses and acquisitions.


          Sales and Operating Earnings by Segment
          ---------------------------------------
          (Unaudited-Thousands of dollars)

                                  Three Months Ended    Six Months Ended
                                       June 30,              June 30,
                                  ------------------   -------------------
                                    1996      1995       1996      1995
                                  --------  --------   ---------  --------
          Net sales:
            Fasteners             $ 85,400  $ 66,567   $ 164,155  $134,175
            Materials               35,902    34,014      71,122    68,838
                                  --------  --------   ---------  --------
                                  $121,302  $100,581   $ 235,277  $203,013
                                  ========  ========   =========  ========

          Operating earnings:
            Fasteners             $  7,520  $  4,217   $  13,536  $  7,371
            Materials                5,052     4,198       9,666     8,614
            Unallocated corporate
              costs                 (2,112)   (1,855)     (3,982)   (3,780)
                                  --------  --------   ---------  --------
                                  $ 10,460  $  6,560   $  19,220  $ 12,205
                                  ========  ========   =========  ========


          Net Sales
          ---------
               Net sales increased $20.7 million, or 20.6 percent, in the second quarter of 1996 and $32.3 million, or 15.9 percent, for the six month period ended June 30, 1996 compared to the same periods in 1995.

               Fastener segment sales increased $18.8 million, or 28.3 percent, in the second quarter of 1996 and $30.0 million, or 22.3 percent, for the six month period. The Company's aerospace fastener sales were up 24.5 percent to $39.1 million in the second quarter and 21.5 percent to $76.1 million for the six month period. These increases are the result of improving demand in the aerospace market. Due to the increase in new commercial aircraft orders and the improved profit performance of the airlines, the Company expects this trend of increasing aerospace fastener sales to continue throughout 1996.

               Sales by Metalac S.A. Industria e Comercio (Metalac) in Brazil, Unbrako K.K. in Japan and Shanghai SPS Biao Wu Fasteners Co. Ltd. (SSBW) in China were $10.8 million in the second quarter of 1996 and $17.9 million for the six months ended June 30, 1996. Excluding the sales of these businesses acquired by the Company after June 30, 1995, the Company's industrial fastener sales increased $1.0 million, or 6.2 percent, in the second quarter and $1.3 million, or 4.0 percent, for the six month period; while the Unbrako fastener sales decreased $600 thousand, or 3.6 percent, in the second quarter and $3.0 million, or 8.4 percent, for the six month period. The decline in Unbrako sales is attributed to inventory reduction programs by distributors and competitive pricing conditions and weak demand in European markets.

               Materials segment sales increased by $1.9 million, or 5.5 percent, in the second quarter and $2.3 million, or 3.3 percent, for the six month period. Increased sales of superalloys is due primarily to higher sales of vacuum melt alloy products manufactured for aerospace applications. Sales of stainless steel and cobalt-based alloys also increased from prior year levels. Sales of magnetic materials to the automotive, telecommunications and personal computer markets were strong but slightly below prior year levels. If demand from these markets continues to soften, sales of magnetic materials will continue to fall below 1995 levels.


          Operating Earnings
          ------------------
               Operating earnings of the fastener segment improved by $3.3 million in the second quarter and $6.2 million for the six month period. The improvement in earnings is attributed to increased sales of aerospace fasteners and cost reductions attributed to the Company's investment in new state-of-the-art computer controlled machine tools. The operating earnings from Unbrako K.K. and SSBW, two companies acquired after the second quarter of 1995, also contributed to this increase.

               In the materials segment, operating earnings increased by $854 thousand in the second quarter and $1.1 million for the six month period. The improvement in operating earnings is attributed to a higher volume of superalloy sales, a decrease in the cost of certain raw materials and a better product mix of magnetic materials sales.

          Other Expense
          -------------
               Income from the equity in earnings of affiliates decreased from $1.0 million in the six months ended June 30, 1995 to $354 thousand in the six months ended June 30, 1996. As discussed in
          Note 2 to the financial statements, the Company increased its ownership interest in Metalac and Unbrako K.K. in August and June of 1995, respectively. Prior to these acquisition dates, the Company accounted for its investment in these companies using the equity method. The change in "other, net" expense is attributed to the write off of debt fees related to the early retirement of certain debt (see Note 4 to the financial statements) and to the disposal of certain machinery and equipment that was replaced with more modern equipment.


          Net Earnings
          ------------
               The Company recorded second quarter 1996 net earnings of $6.0 million or $.95 per share, compared to net earnings of $3.9 million or $.67 per share for the second quarter of 1995. Net earnings were $11.1 million or $1.76 per share for the six months ended June 30, 1996 compared to $7.0 million or $1.20 per share in 1995.


          Orders and Backlog
          ------------------
               Incoming orders for the second quarter of 1996 were $126.1 million compared to $113.8 million in 1995, an 11 percent increase. Incoming orders for the six months ended June 30, 1996 were $254.0 million compared to $235.9 million for the same period in 1995, a 7.7 percent increase. The increase in orders is attributed to an increase in orders received by the Aerospace Products Division ($6.1 million for the quarter and $14.0 million for the six month period) and orders received by Metalac, Unbrako K.K. and SSBW ($8.4 million for the quarter and $16.0 million for the six month period). Partially offsetting these increases were a decrease in orders received for Unbrako Products sold in North America and Europe ($2.3 million for the quarter and $10.0 million for the six month period) and the decrease in orders received for magnetic materials ($5.5 million for the quarter and $11.0 million for the six month period). Backlog at June 30, 1996 was $154.5 million, compared to $127.6 million on the same date a year ago and $136.5 million at December 31, 1995.


          Acquisitions
          ------------
               In 1996, the Company increased its investment in the magnetic materials business of its materials segment by acquiring certain businesses to be combined with the Company's subsidiary,

          The Arnold Engineering Co. (Arnold), a leading manufacturer of magnetic materials and components. As discussed in Note 2 to the financial statements, the Company acquired all of the outstanding shares of Flexmag Industries, Inc. (Flexmag), a manufacturer of flexible bonded magnets, located in Marietta, Ohio and the assets and business of a related injection molded magnetics business located in Seneca, South Carolina, for $21 million on June 14, 1996. In 1995, these businesses had sales of approximately $18.8 million. This acquisition will further expand Arnold's product lines into markets that the Company believes have attractive growth potential. As discussed in Note 7 to the financial statements, the Company acquired all of the outstanding shares of Swift Levick Magnets Ltd.(Swift Levick), a manufacturer of permanent magnets, located in Derbyshire, England for approximately $19 million on July 3, 1996. Swift Levick is a European manufacturer of permanent magnets with 1995 sales of approximately $20 million. The acquisition of Swift Levick represents a significant opportunity for Arnold to expand sales into European markets.


          Liquidity and Capital Resources
          -------------------------------
               Management considers liquidity to be the ability to generate adequate amounts of cash to meet its needs and capital resources to be the resources from which such cash can be obtained, principally from operating and external sources. The Company believes that capital resources available to it will be sufficient to meet the needs of its business, both on a short-term and long-term basis.

               Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the condensed statements of consolidated cash flows. Net cash provided by operating activities increased by $12.1 million compared to the first six months of 1995 primarily due to the $4.1 million improvement in net earnings and the $2.9 million decrease in the use of cash to increase working capital. Consistent with the increase in sales and orders received in the first six months of 1996, the Company reported higher levels of accounts receivable and inventory compared to the December 31, 1995 condensed consolidated balance sheet. The 1996 acquisitions of Flexmag and SSBW also contributed to higher levels of working capital on the June 30, 1996 condensed consolidated balance sheet.

               The increase in cash used in investing activities is attributed to the 1996 payment for Flexmag ($20 million) compared to the 1995 payments for the Elastic Stop Nut Division of Harvard Industries, Inc. ($2.9 million) and the Company's increase in ownership interest in Unbrako K.K. ($1 million). Additionally, the Company spent $9.4 million for capital expenditures in the first six months of 1996 and has budgeted $26 million for the full year of 1996, as reported on Form 10-K for the year ended December 31, 1995.

               The Company's total debt to equity ratio was 60 percent at June 30, 1996, compared to 44 percent at December 31, 1995.
          Total debt was $95.8 million at June 30, 1996 and $64.7 million at December 31, 1995. As of June 30, 1996, under the terms of the existing credit agreements, the Company is permitted to incur an additional $48 million in debt. As discussed in Note 4 to the financial statements, the Company completed a new long term Note Purchase Agreement in the amount of $85 million at an average fixed rate of 7.83 percent and an average maturity of 11 years. Proceeds were used to reduce certain bank borrowings and existing long term debt and to fund recent acquisitions.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       PART II

                                  OTHER INFORMATION


          Item 4. Submission of Matters to Vote of Security Holders
          ---------------------------------------------------------

          (a)  The Annual Meeting of Shareholders was held on April 30,
               1996.

          (b) The name of each director elected at the Annual Meeting as the Company's two Class I directors, each to hold office until the 1999 Annual Meeting of Shareholders, is as follows:

                    Harry J. Wilkinson
                    Eric M. Ruttenberg

               The name of each other director whose term of office continued after the meeting is as follows:

                    Dr. John F. Lubin
                    Raymond P. Sharpe
                    Richard W. Kelso
                    Howard T. Hallowell III
                    Charles W. Grigg

          (c)  1.   The results of the election of directors with respect
                    to each nominee for office was as follows:

                                                For       Withheld
                                             ---------    ---------
                    Harry J. Wilkinson       4,658,567      4,879
                    Eric M. Ruttenberg       4,659,667      3,779


          Item 6. Exhibits and Reports on Form 8-K
          ----------------------------------------

          (a)  Exhibits

               11 Computation of Earnings Per Share Statement.

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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





                                                  SPS TECHNOLOGIES, INC.
                                                  ----------------------
                                                  (Registrant)





          Date:  August 12, 1996                  /s/William M. Shockley
                                                  ----------------------
                                                  William M. Shockley
                                                  Vice President, Chief
                                                  Financial Officer and
                                                  Controller





          Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    EXHIBIT INDEX




          Exhibit 11 -   Computation of Earnings Per Share
                              Statement