Form 10-Q
period 1996-09-30
SPS TECHNOLOGIES INC
filed 1996-11-14
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                                   QUARTERLY REPORT
                           PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended September 30, 1996
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

               The number of shares of Registrant's Common Stock
            outstanding on November 4, 1996 was 5,996,661.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                        PART 1

                                FINANCIAL INFORMATION


          Item 1. Index to Financial Statements
                                                                       Page

               Condensed Statements of Consolidated Operations -
               Three and Nine Months Ended September 30, 1996
               and 1995 (Unaudited)                                        3

               Condensed Consolidated Balance Sheets -
               September 30, 1996 and December 31, 1995
               (Unaudited)                                              4, 5


               Condensed Statements of Consolidated Cash Flows -
               Nine Months Ended September 30, 1996 and 1995
               (Unaudited)                                                 6


               Notes to Condensed Consolidated Financial Statements     7-11

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                 (Unaudited-Thousands of dollars except share data)


                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                    1996          1995       1996        1995

   Net sales                    $  125,435    $  100,500  $  360,712  $ 303,513

   Cost of goods sold               99,734        80,300     287,236    247,295

   Gross profit                     25,701        20,200      73,476     56,218

   Selling, general and
    administrative expense          16,463        12,890      45,018     36,703

   Operating earnings                9,238         7,310      28,458     19,515

   Other income (expense):
    Interest income                    180           122         285        388
    Interest expense                (2,290)       (1,654)     (5,530)    (4,834)
    Equity in earnings
     of affiliates                     410           337         764      1,351
    Minority interest                 (182)                     (290)
    Other, net                         144           (50)       (377)      (200)
                                    (1,738)       (1,245)     (5,148)    (3,295)

   Earnings before income taxes      7,500         6,065      23,310     16,220

   Provision for income taxes        1,460         1,880       6,210      5,060

   Net earnings                 $    6,040    $    4,185  $   17,100  $  11,160


   Earnings per common share
    and common share equivalent $      .96    $      .70  $     2.72  $    1.90


   Weighted average number of
    common shares used to compute
    earnings per share           6,316,870     5,983,229   6,288,155  5,862,123



   See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited-Thousands of dollars)


                                            September 30,  December 31,
                                                 1996          1995

     Assets

     Current assets
      Cash and cash equivalents                $  28,257     $   8,093
      Accounts and notes receivable,
       less allowance for doubtful
       receivables of $1,566 (1995-$1,292)        80,989        61,294
      Inventories                                 98,789        88,090
      Deferred income taxes                       16,108        16,396
      Prepaid expenses                             2,800         3,103
      Net assets held for sale                     1,600         2,362
        Total current assets                     228,543       179,338


     Investments in affiliates                     4,855         4,516
     Property, plant and equipment, net of
      accumulated depreciation of $130,910
      (1995-$118,120)                            138,167       112,738
     Other assets                                 39,043        25,495

          Total assets                         $ 410,608     $ 322,087









     See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Unaudited-Thousands of dollars, except share data)


                                             September 30,  December 31,
                                                  1996          1995


     Liabilities and shareholders' equity

     Current liabilities
      Notes payable and current portion of
        long-term debt                         $   8,292     $   6,578
      Accounts payable                            34,692        28,041
      Accrued expenses                            46,001        39,545
      Income taxes payable                         3,502         3,267
        Total current liabilities                 92,487        77,431

     Deferred income taxes                        14,001        13,061
     Long-term debt                              103,767        58,119
     Retirement obligations                       28,520        27,827

     Minority interest                             4,415


     Shareholders' equity
      Preferred stock, par value $1 per share,
       authorized 400,000 shares, issued none
      Common stock, par value $1 per share,
       authorized 30,000,000 shares,
       issued 6,628,942 shares (6,450,909
       shares in 1995)                             6,629         6,451
      Additional paid-in capital                  81,978        74,685
      Retained earnings                           95,691        78,591
      Minimum pension liability                   (2,626)       (2,626)
      Common stock in treasury, at cost,
       643,381 shares (599,258 shares in 1995)    (7,801)       (4,846)
      Cumulative translation adjustments          (6,453)       (6,606)
       Total shareholders' equity                167,418       145,649

           Total liabilities and
            shareholders' equity               $ 410,608     $ 322,087



        See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (Unaudited-Thousands of dollars)


                                                      Nine Months Ended
                                                        September 30,
                                                      1996          1995



     Net cash provided by operating activities      $ 28,853      $ 14,134

     Cash flows provided by (used in) investing
     activities
       Additions to property, plant and equipment    (18,233)      (14,027)
       Proceeds from sale of property, plant
         and equipment                                   527           578
       Payments for businesses acquired, net of
         cash acquired                               (29,191)      (10,800)

     Net cash used in investing activities           (46,897)      (24,249)

     Cash flows provided by (used in) financing
     activities
       Proceeds from borrowings                      140,622        20,000
       Reduction of borrowings                      (104,532)      (14,924)
       Proceeds from exercise of stock options         2,079           972

     Net cash provided by financing activities        38,169         6,048

     Effect of exchange rate changes on cash              39           107

     Net increase (decrease) in cash and cash
     equivalents                                      20,164        (3,960)

     Cash and cash equivalents at
       beginning of period                             8,093         9,472

     Cash and cash equivalents at
       end of period                                $ 28,257     $   5,512

     Significant noncash investing and
     financing activities:
       Debt assumed for businesses acquired         $  8,121
       Purchase of treasury shares in connection
         with the exercise of stock options         $  3,133

        See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited-Thousands of dollars except share data)


          1.   Financial Statements

                    In the opinion of the Company's management, the
               accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine-month periods ended September 30, 1996 and 1995, and cash flows for the nine-month periods ended September 30, 1996 and 1995. The December 31, 1995 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1995 Annual Report filed on Form 10-K applied on a consistent basis.

          2.   Business Acquisitions

                    All acquisitions have been accounted for under the
               purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

                    On July 3, 1996, the Company acquired all of the
               outstanding shares of Swift Levick Magnets Ltd. (Swift Levick), a manufacturer of permanent magnets, located in Derbyshire, England for $18,100. The excess of the purchase price over the fair values of the net assets acquired was approximately $500 and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

                    On June 14, 1996, the Company acquired all of the
               outstanding shares of Flexmag Industries, Inc. (Flexmag), a manufacturer of flexible bonded magnets, located in Marietta, Ohio, and the assets and business of a related injection molded magnets business located in Seneca, South Carolina, for $21,000. The excess of the purchase price over the fair values of the net assets acquired was approximately $12,700 and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

                    In the first quarter of 1996, the Company formed a
               joint venture in China by acquiring a 55 percent interest in Shanghai SPS Biao Wu Fasteners Co. Ltd. (SSBW). The Company contributed cash of $2,150 and manufacturing technology with an assigned value of $900 during the first nine months of 1996 for SSBW. The Company will additionally contribute approximately $2,450 in cash, equipment and certain manufacturing technology.

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

                    On June 30, 1995, the Company paid approximately
               $1,000 to increase its ownership in Unbrako K.K. from 50 percent to 100 percent. Unbrako K.K., located in Tokyo, Japan, is a distributor of the Company's Unbrako and aerospace products in the Japanese market. On March 3, 1995, the Company also acquired certain assets of Harvard Industries, Inc.'s Elastic Stop Nut Division (ESNA). The Company paid $6,200 in 1995 (of which, $5,700 was paid as of September 30, 1995) to acquire, relocate and prepare these assets for their intended use. The ESNA assets were used by Harvard Industries, Inc. to manufacture aerospace locknuts in Union, New Jersey.

                    The following unaudited pro forma consolidated results
               of operations are presented as if the Swift Levick, Flexmag and Metalac acquisitions had been made at the beginning of the periods presented. The effects of the other acquisitions (SSBW, Unbrako K.K. and ESNA) are not material and, accordingly, have been excluded from the pro forma presentation.

                                                    Nine Months Ended
                                                      September 30,
                                                    1996        1995

                    Net sales                     $380,801    $354,572
                    Net earnings                    17,439      12,317
                    Earnings per common share
                      and common share equivalent     2.78        2.06


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

          3.   Inventories

                                       September 30,      December 31,
                                           1996              1995

               Finished goods            $48,144           $45,933
               Work-in-process            25,804            20,095
               Raw materials
                 and supplies             18,315            14,330
               Tools                       6,526             7,732

                                         $98,789           $88,090

                    The September 30, 1996 inventory balances include
               $8,600 of inventory from businesses acquired in 1996.

          4.  Long-Term Debt

                    On June 17, 1996, the Company completed a new long term
               Note Purchase Agreement with three insurance companies. Under this new agreement, the Company borrowed $85,000 at fixed interest rates of 7.70 percent to 7.88 percent due in annual installments from July 1, 2001 to July 1, 2011 (the average fixed interest rate is 7.83 percent and the average maturity is approximately 11 years). The Notes Payable to Insurance Companies, which provided for a fixed interest rate of 9.45 percent, described in the Annual Report on Form 10-K for year ended December 31, 1995 were paid and canceled with proceeds from the new Note Purchase Agreement. The proceeds from the new agreement were also used to reduce debt borrowed under the current Bank Credit Agreement and to fund recent acquisitions.

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




          5.   Environmental Contingency

                    The Company has been identified as a potentially
               responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At September 30, 1996, the accrued liability for environmental remediation represents management's best estimate of the costs related to environmental remediation which are considered probable and can be reasonably estimated. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. However, management believes that the overall costs of environmental remediation will be incurred over an extended period of time and, as a result, are not expected to have a material impact on the consolidated financial position of the Company.

          6.   Income Taxes

                    For the nine months ended September 30, 1996, the
               effective tax rate is lower than the statutory tax rate because the Company revised its estimates related to the future realization of tax benefits related to its deferred tax assets. As a result, the provision for income taxes was reduced by $1,700 in the third quarter.

                    The Company has recorded a net deferred tax asset at
               September 30, 1996, which includes a partial benefit related to the United States net operating loss carry forward (NOL). Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the NOL. Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax asset will be realized.

          7.   Earnings Per Share

                    Earnings per share is computed by dividing net earnings
               by the weighted average number of common shares outstanding. When dilutive, stock options are included as common share equivalents using the treasury stock method.

          8.   Subsequent Event

                    On October 8, 1996, the Company acquired 85 percent of
               the capital stock of Mecair Aerospace Industries, Inc., a manufacturer of aerospace fasteners, located in Pointe-Claire (Montreal), Quebec, Canada for approximately $8,200. This acquisition will be accounted for under the purchase method. The results of operations of the acquired business will be included in the consolidated financial statements from the date of acquisition.

          SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Introduction

               The Company's operating results for 1996 have improved over the corresponding periods in 1995. The improvement in the operating results for the third quarter and nine months to date was due to the continued increase in the operating performance of the Aerospace Products Division and the inclusion of the businesses acquired in 1996. The Company's sales, orders and backlog also improved in 1996.

          Sales and Operating Earnings by Segment

          (Unaudited-Thousands of dollars)

                                  Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                    1996      1995       1996      1995

          Net sales:
            Fasteners             $ 84,549  $ 66,576   $ 248,704  $200,751
            Materials               40,886    33,924     112,008   102,762

                                  $125,435  $100,500   $ 360,712  $303,513

          Operating earnings:
            Fasteners             $  6,344  $  4,862   $  19,880  $ 12,233
            Materials                4,747     4,568      14,413    13,182
            Unallocated corporate   (1,853)   (2,120)     (5,835)   (5,900)
              costs
                                  $  9,238  $  7,310   $  28,458  $ 19,515

          Net Sales

               Net sales increased $24.9 million, or 24.8 percent, in the third quarter of 1996 and $57.2 million, or 18.8 percent, for the nine month period ended September 30, 1996 compared to the same periods in 1995.

               Fastener segment sales increased $18.0 million, or 27.0 percent, in the third quarter of 1996 and $48.0 million, or 23.9 percent, for the nine month period. The Company's aerospace fastener sales were up 29.4 percent to $40.3 million in the third quarter and 27.1 percent to $119.1 million for the nine month period. These increases are the result of improving demand in the aerospace market. Based on commerical aircraft production projections by the major aircraft manufacturers, the Company expects this trend of improving demand for aerospace fasteners to continue into 1997 and 1998. The Company is investing in infrastructure to increase capacity to support this projected expansion.

               Sales by Metalac S.A. Industria e Comercio (Metalac) in Brazil (acquired on August 16, 1995), Unbrako K.K. in Japan (acquired on June 30, 1995) and Shanghai SPS Biao Wu Fasteners Co. Ltd. (SSBW) in China (a joint venture formed on January 1,
          1996) were $13.8 million in the third quarter of 1996 and $31.7 million for the nine months ended September 30, 1996. Excluding the sales of these businesses, the Company's industrial fastener sales increased $200 thousand, or 1.3 percent, in the third quarter and $1.5 million, or 3.2 percent, for the nine month period; while the Unbrako fastener sales decreased $1.5 million, or 9.5 percent, in the third quarter and $7.2 million, or 14.1 percent, for the nine month period. The decline in Unbrako sales is attributed to inventory reduction programs by distributors, competitive pricing conditions and weak demand in European markets.

               Excluding the sales of the two magnetic material businesses acquired in 1996 (Flexmag Industries, Inc. and Swift Levick Magnets, Ltd.), the materials segment sales decreased by $2.3 million, or 6.8 percent, in the third quarter and remained level for the nine month period. Sales of magnetic materials decreased by $3.8 million, or 20.1 percent, in the third quarter and $5.1 million, or 11.1 percent, for the nine month period. Sales of magnetic materials continue to be adversely affected by the decreased demand from the automotive, telecommunications, and personal computer markets. Sales of superalloys increased by $1.5 million, or 10.1 percent, in the third quarter and $5.1 million, or 11.1 percent,for the nine month period. Increased sales of superalloys is due primarily to higher sales of vacuum melt alloy products manufactured for aerospace applications. Sales of stainless steel and cobalt-based alloys also increased from prior year levels.

          Operating Earnings

               Operating earnings of the fastener segment improved by $1.5 million in the third quarter and $7.7 million for the nine month period. The improvement in earnings is attributed to increased sales of aerospace fasteners and cost reductions attributed to the Company's investment in new state-of-the-art computer controlled machine tools. The operating earnings from Unbrako K.K. and SSBW, two companies acquired after June 30, 1995, also contributed to this increase.

               In response to the decline in industrial and Unbrako fastener sales in the European and Brazilian markets, the Company restructured its manufacturing operations in Shannon, Ireland; Coventry, England and Sorocaba, Brazil in the third quarter of 1996. As a result, the Company recorded a charge for the cost of employee separations of $2.1 million in the third quarter which has been included in Selling, General and Administrative Expense. This action, which reduced the number of employees by 66, is expected to lower future operating costs at these locations by approximately $2.4 million per year.

               Excluding the operating earnings of the two magnetic material businesses acquired in 1996, the operating earnings of the materials segment decreased by $1.2 million, or 25.2 percent, in the third quarter and $200 thousand, or 1.6 percent, for the nine month period. Operating earnings of the materials segment were adversely affected by the decline in the magnetic material sales.


          Other Expense

               Interst expense increased from $4.8 million for the first nine months of 1995 to $5.5 million for the first nine months of 1996. Higher levels of debt increased interest expense by approximately $900 thousand, but lower interest rates caused interest to decrease by $200 thousand. Income from the equity in earnings of affiliates decreased from $1.4 million in the nine month period ended September 30, 1995 to $764 thousand in the nine month period ended September 30, 1996. As discussed in Note 2 to the financial statements, the Company increased its ownership interest in Metalac and Unbrako K.K. in August and June of 1995, respectively. Prior to these acquisition dates, the Company accounted for its investment in these companies using the equity method. The increase in "other, net" expense is attributed to the write off of deferred financing costs related to the early retirement of certain debt (see Note 4 to the financial statements).

          Net Earnings

               The Company recorded third quarter 1996 net earnings of $6.0 million or $.96 per share, compared to net earnings of $4.2 million or $.70 per share for the third quarter of 1995. Net earnings were $17.1 million or $2.72 per share for the nine months ended September 30, 1996 compared to $11.2 million or $1.90 per share in 1995.

          Orders and Backlog

               Incoming orders for the third quarter of 1996 were $129.0 million compared to $110 million in 1995, a 17 percent increase. Incoming orders for the nine months ended September 30, 1996 were $382.9 million compared to $345.9 million for the same period in 1996, an 11 percent increase. The increase in orders is attributed to an increase in orders received by the Aerospace Products Division ($5.7 million for the quarter and $22.1 million for the nine month period) and orders received by Metalac, Flexmag and Swift Levick ($15.6 million for the quarter and $28.9 million for the nine month period). Partially offsetting these increases were a decrease in orders received for Unbrako Products sold in North America and Europe ($1.1 million for the quarter and $13.3 million for the nine month period) and the decrease in orders received for magnetic materials manufactured by the Arnold Engineering Company ($3.3 million for the quarter and $14.3 million for the nine month period). Backlog at September 30, 1996 was $169.1 million, compared to $144.7 million on the same date a year ago and $136.5 million at December 31, 1995.

          Acquisitions

               In 1996, the Company increased its investment in the magnetic materials business of its materials segment by acquiring certain businesses to be combined with the Company's subsidiary, The Arnold Engineering Co. (Arnold), a leading manufacturer of magnetic materials and components. As discussed in Note 2 to the financial statements, the Company acquired all of the outstanding shares of Flexmag Industries, Inc. (Flexmag), a manufacturer of flexible bonded magnets, located in Marietta, Ohio and the assets and business of a related injection molded magnetics business located in Seneca, South Carolina, for $21 million on June 14, 1996. In 1995, these businesses had sales of approximately $18.8 million. This acquisition will further expand Arnold's product lines into markets that the Company believes have attractive growth potential. As discussed in Note 2 to the financial statements, the Company acquired all of the outstanding shares of Swift Levick Magnets Ltd.(Swift Levick), located in Derbyshire, England for $18.1 million on July 3, 1996. Swift Levick is a European manufacturer of permanent magnets with 1995 sales of approximately $20 million. The acquisition of Swift Levick represents a significant opportunity for Arnold to expand sales into European markets.

               As discussed in Note 8 to the financial statements, on October 8, 1996 the Company acquired 85 percent of the capital stock of Mecair Aerospace Industries, Inc., a manufacturer of aerospace fasteners, located in Pointe-Claire (Montreal), Quebec, Canada for approximately $8.2 million. Mecair is a manufacturer of high strength fasteners and precision components for commercial and military aircraft and for land-based power generation systems with 1995 sales of approximately $5.6 million. The acquisition of Mecair will augment the Company's efforts to increase aerospace fastener capacity.

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

               Cash flow provided by, or used in operating activities, investing activities and financing activities is summarized in the condensed statements of consolidated cash flows. Net cash provided by operating activities increased by $14.7 million compared to the first nine months of 1995 primarily due to the $5.9 million improvement in net earnings and the $8.6 million decrease in the use of cash to increase working capital. Consistent with the increase in sales and orders received in the first nine months of 1996, the Company reported higher levels of accounts receivable and inventory compared to the December 31, 1995 condensed consolidated balance sheet. The 1996 acquisitions of SSBW, Flexmag and Swift Levick also contributed to higher levels of working capital on the September 30, 1996 condensed consolidated balance sheet.

               The increase in cash used in investing activities is attributed to the 1996 payment for Flexmag ($20 million) and Swift Levick ($10.3 million) compared to the 1995 payments for the Elastic Stop Nut Division of Harvard Industries, Inc. ($5.7 million) and the Company's increase in ownership interest in Unbrako K.K. ($1 million) and Metalac ($4.1 million). Additionally, the Company spent $18.2 million for capital expenditures in the first nine months of 1996 compared to $14 million in the same period of 1995. The Company expects to invest $26 million in capital for the full year of 1996, as reported on Form 10-K for the year ended December 31, 1995.

               The Company's total debt to equity ratio was 67 percent at September 30, 1996, compared to 44 percent at December 31, 1995. Total debt was $112.1 million at September 30, 1996 and $64.7 million at December 31, 1995. As of September 30, 1996, under the terms of the existing credit agreements, the Company is permitted to incur an additional $40 million in debt. As discussed in Note 4 to the financial statements, the Company completed a new long term Note Purchase Agreement in the amount of $85 million at an average fixed rate of 7.83 percent and an average maturity of 11 years. Proceeds were used to reduce certain bank borrowings and existing long term debt and to fund recent acquisitions.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       PART II

                                  OTHER INFORMATION


          Item 4. Submission of Matters to Vote of Security Holders

          None

          Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11 Computation of Earnings Per Share Statement.

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  SPS TECHNOLOGIES, INC.
                                                  (Registrant)





          Date:  November 6, 1996                 /s/William M. Shockley
                                                  William M. Shockley
                                                  Vice President, Chief
                                                  Financial Officer and
                                                  Controller





          Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    EXHIBIT INDEX


                                                                  PAGE

          Exhibit 11 -   Computation of Earnings Per Share
                              Statement                           21,22