Form 10-K405
period 1996-12-31
SPS TECHNOLOGIES INC
filed 1997-03-31
CIK 93444

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-K
                                ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996  Commission file number 1-4416
  --------------------------------------------------------------------------

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO
                                                    ---       ---

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 11, 1997 was approximately $370,428,919.

   The number of shares of Registrant's Common Stock outstanding on March 11, 1997 was 6,022,771.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Exhibit 13, which contains portions of the 1996 Annual Report to Shareholders of the Registrant is incorporated by reference in Parts I, II and IV of this Report. Portions of the Definitive Proxy Statement of Registrant, if filed with the Securities and Exchange Commission within 120 days after December 31, 1996, are incorporated by reference in Part III of this report. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the Securities and Exchange Commission.

                   SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    PART I

ITEM 1. BUSINESS                                        (THOUSANDS OF DOLLARS)

   SPS Technologies, Inc. and subsidiaries (the "Company") was incorporated in Pennsylvania in 1903. The Company is engaged in the design, manufacture and marketing of high-strength precision mechanical fasteners and precision components (fasteners); and superalloys in ingot form and magnetic materials (materials).

   In 1996, the Company continued its plant and equipment modernization program intended to increase capacity and reduce cost. Capital expenditures were $28.2 million in 1996 and are budgeted for $35 million in 1997. The Company is benefiting from the improving economic conditions in the aerospace market and plans to further increase aerospace capacity to take advantage of this upturn in the market. In 1996, the Company acquired 85% of a manufacturer of aerospace fasteners in Canada to augment the efforts to increase aerospace fastener capacity. The Company also increased its investment in the magnetic materials business of its materials segment by acquiring certain businesses to be combined with the Company's subsidiary, the Arnold Engineering Company, a leading manufacturer of magnetic materials and components. In 1996, the Company also consolidated certain manufacturing operations to reduce cost and negotiated new long term debt to take advantage of favorable financing. Additional information regarding 1996 operations is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   The Company is multinational in operation. In addition to 10 manufacturing plants in the United States, it operates 10 manufacturing facilities in six different countries: England, Ireland, China, Canada, Brazil and Australia. The Company also has a 50% interest in a manufacturing operation in Adelanto, California, and has a minority interest in a manufacturing operation in India. Marketing operations are carried on by subsidiaries and an affiliate in five other countries.

   The Company sells directly to original equipment manufacturers and industrial, commercial and governmental users, and also sells through independent stocking distributors and dealers. There were no changes in these methods of distribution during 1996.

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

   The Company's business is highly competitive. Competition is based primarily on technology, price, service, product quality and performance. The Company believes that its favorable competitive position is based upon its high-quality product performance and service to its customers, supported by its commitment to research and development.

   No material part of the Company's business is dependent upon a single customer. In 1996, the five largest customers accounted for 16% of the Company's reported consolidated sales.

   The backlog of orders at December 31 was as follows:

                                        1996                         1995
                                      ---------                  ----------
Fastener segment  ............        $144,703                    $111,289
Materials segment  ...........          36,247                      25,172
                                      ---------                  ----------
  Total  .....................        $180,950                    $136,461
                                      =========                  ==========

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

   The Company owns certain trademarks and patents that it considers to be of importance to its two industry segments. The principal trademarks of the Company include SPS(R), ARNOLD(R), FLEXLOC(R), MULTIPHASE(R), MP35N(R), MP159(R), UNBRAKO(R), U130(R), CMSX(R) and HI-LIFE(R). The trademarks have been registered in the United States and certain foreign countries. Generally, trademark registrations are valid so long as the trademarks registered are used and renewal of the registration is timely made. United States patents of the Company expire at various times over the next 17 years. Patents covering the CMSX-4, CMSX-10 and CM247LC superalloys are of particular importance in protecting the proprietary superalloy technology of the Company's subsidiary, Cannon-Muskegon Corporation. However, the Company does not believe that its business as a whole is dependent on any one or more patents or trademarks or on patent or trademark protection generally.

   Total expenditures during 1996, 1995 and 1994 for Company-sponsored research and development were $5,649, $5,247, and $4,727, respectively. In 1996, approximately 67% of the expenditures were for the Company's fastener segment.

   Capital expenditures for property, plant and equipment are planned at $35 million in 1997, exclusive of any business acquisition.

   There were approximately 3,467 and 848 persons employed by the Company at December 31, 1996 in the fastener and materials segments, respectively.

   Financial information concerning industry segments and the foreign and domestic operations is included in Note 19 to the Company's Consolidated Financial Statements on pages 31 through 33 in the 1996 Annual Report to Shareholders. Exhibit 13.1 contains the information and is incorporated herein by reference.

ITEM 2. PROPERTIES

   The Company owns or leases the manufacturing properties described below. All properties are in good condition.

LOCATION

 Owned                                                  Square Feet
 -------------------------                             --------------
Jenkintown, Pennsylvania                                 664,000 (a)
Cleveland, Ohio  .........                               365,000 (a)
Santa Ana, California  ...                               305,000 (a)(k)
Salt Lake City, Utah  ....                                86,000 (a)
Marengo, Illinois  .......                               356,000 (b)
Muskegon, Michigan  ......                               110,000 (b)
Norfolk, Nebraska  .......                                82,000 (b)
Sevierville, Tennessee  ..                                65,000 (b)
Marietta, Ohio  ..........                                30,000 (b)
Ogallala, Nebraska  ......                                22,000 (b)
Anasco, Puerto Rico  .....                               129,000 (a)(l)
Sorocaba, Brazil  ........                               339,000 (a)
Coventry, England  .......                               224,000 (a)
Smethwick, England  ......                               137,000 (a)
Leicester, England  ......                                92,000 (a)
Shanghai, China  .........                                73,000 (a)
Melbourne, Australia  ....                                44,000 (a)
Derbyshire, England  .....                                44,000 (b)


 Leased                  Lease Expires        Square Feet
 ------------------      ---------------      -------------
Montreal, Canada              (c)               35,000 (a)
Leicester, England            (d)               38,000 (a)
Shannon, Ireland            (e) (f)            179,000 (a)
Shanghai, China         (g) (h) (i) (j)        275,000 (a)

------
(a) Fastener segment.
(b) Materials segment.
(c) Lease for 35,000 square feet expires October 31, 2002.
(d) Lease for 38,000 square feet expires January 12, 2002.
(e) Lease for 75,000 square feet expires November 15, 2010.
(f) Lease for 104,000 square feet expires November 13, 2010.
(g) Lease for 94,000 square feet expires December 31, 2045.
(h) Lease for 43,000 square feet expires December 31, 2015.
(i) Lease for 122,000 square feet expires December 31, 1997.
(j) Lease for 16,000 square feet has no term established.
(k) Approximately 70,000 square feet used for manufacturing purposes, with the remaining 235,000 square feet leased.
(l) Closed and held for sale.

   Industrial Development Revenue Bonds were issued to finance the acquisition and improvement of the Salt Lake City, Utah manufacturing facility. These bonds are collateralized by a first mortgage on the facility and a bank letter of credit.

ITEM 3. LEGAL PROCEEDINGS

   A discussion of legal proceedings is included in Note 11 to the Company's Consolidated Financial Statements on page 25 in the 1996 Annual Report to Shareholders. Exhibit 13.1 contains the information and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the fourth quarter of 1996, through the solicitations of proxies or otherwise.

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

 Name                 Experience and Position Held                                                   Age
 -----------------    ------------------------------------------------------------------------------ ---
Charles W. Grigg      Chairman, Chief Executive Officer and President since March 1997. Previously,
                      Chairman and Chief Executive Officer since December 1993. Previously, President
                      and Chief Operating Officer, Watts Industries, Inc. since 1986.                 57
James D. Dee          Vice President, Environmental and Legal Affairs since February 1996. Previously,
                      Assistant Counsel and Patent Counsel since 1988.                                39
Aaron Nerenberg       Vice President, Corporate Counsel and Secretary since August 1988. Previously,
                      Corporate Counsel and Secretary since July 1986.                                56
John M. Morrash       Vice President, Treasurer and Assistant Secretary since July 1995. Previously,
                      Treasurer since February 1988.                                                  42
William M. Shockley   Vice President, Chief Financial Officer and Controller since July 1995.
                      Previously, Corporate Controller since September 1992. Previously, Assistant
                      Controller since November 1991.                                                 35


                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS

   Information regarding the principal markets on which SPS Technologies common stock is traded, the high and low sales price for the stock on the New York Stock Exchange for each quarterly period during the past 2 years, and the approximate number of holders of common stock at March 3, 1997 is included under the caption entitled "Common Stock Information" on page 34 in the 1996 Annual Report to Shareholders. Exhibit 13.4 contains this information and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

   A summary of selected financial data for SPS Technologies for the years and year ends specified is included under the caption entitled "Selected Financial Data" on page 39 in the 1996 Annual Report to Shareholders. Exhibit
13.3 contains this information and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Information regarding SPS Technologies financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 35 through 38 in the 1996 Annual Report to Shareholders. Exhibit 13.5 contains this information and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements for SPS Technologies and the required supplementary data "Summary of Quarterly Results" are included on pages 16 through 33 and page 34, respectively, in the 1996 Annual Report to Shareholders. Exhibits 13.1 and 13.2 contain this information and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) Identification of directors:

       Information regarding directors is incorporated by reference to the Definitive Proxy Statement, Election of Directors, if filed with the Securities and Exchange Commission (SEC) within 120 days after December 31, 1996. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

   (b) Identification of executive officers:

       Information regarding executive officers is contained in Part I of this report (page 4).

ITEM 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation is incorporated by reference to the Definitive Proxy Statement, Executive Compensation and Board Meetings, Committees and Compensation of Directors, if filed with the SEC within 120 days after December 31, 1996. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Definitive Proxy Statement, Ownership of Voting Securities, if filed with the SEC within 120 days after December 31, 1996. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this Report:

   1. The Consolidated Financial Statements and related notes to consolidated financial statements are set forth on pages 16 through 33 of the 1996 Annual Report to Shareholders. Exhibit 13.1 contains this information and is incorporated by reference. The Report of Independent Accountants, which covers both the Consolidated Financial Statements and the financial statement schedule, appears on page 9 of this report.

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

   3. Exhibits:

     3a    Amended and Restated Articles of Incorporation. Exhibit 3a to the Annual Report on Form 10-K for the
           year ended December 31, 1990, is hereby incorporated by reference.
     3b    By-Laws as amended, effective April 29, 1993. Exhibit 3 to the Quarterly Report on Form 10-Q for the
           quarter ended March 31, 1993, is hereby incorporated by reference.
     4a    Rights Agreement dated November 11, 1988, is incorporated by reference to Form 8-K filed November 17,
           1988. Amendment No. 1 to Rights Agreement dated January 22, 1991, is incorporated by reference to Form
           8-K filed January 25, 1991. Form of Amendment No. 2 to Rights Agreement dated November 16, 1994, is incorporated by reference to Exhibit 4.8 of Form S-3 filed August 26, 1994.
     4b    Form of Registration Rights Agreement between the Company, the Purchasers and the Investors dated November
           16, 1994. Exhibit 4.5 to the Form S-3 filed August 26, 1994, is hereby incorporated by reference.
     10a   SPS 1988 Long Term Incentive Stock Plan as amended, effective February 2, 1989. Exhibit 10a to the Annual
           Report on Form 10-K for the year ended December 31, 1988, is hereby incorporated by reference.
     10b   SPS Exempt Employees Savings and Investment Plan as Amended and Restated, effective November, 1991.
           Exhibit 10b to the Annual Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.
     10c   SPS Technologies, Inc. Non-Exempt Employees Savings and Investment Plan as Amended and Restated, effective
           November, 1991. Exhibit 10c to the Annual Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.
     10d   SPS Technologies, Inc. Management Incentive Plan as Amended and Restated, effective April 26, 1994.
           Exhibit 10d to the Annual Report on Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.
     10e   Form of standby Purchase Agreement dated November 16, 1994. Exhibit 10.1 to the Form S-3/A filed November
           17, 1994, is hereby incorporated by reference.


     10f   Retirement Benefit Agreement, dated February 28, 1979. Exhibit 10f to the Annual Report on Form 10-K
           for the year ended December 31, 1991, is hereby incorporated by reference.
     10g   Fee Arrangement with Former Directors, effective November 29, 1984. Exhibit 10g to the Annual Report
           on Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
     10h   Form of Employment Agreements between SPS Technologies, Inc. and certain employees, as amended and restated
           effective December 14, 1992. Exhibit 10h to the Annual Report on Form 10-K for the year ended December
           31, 1992, is hereby incorporated by reference.
     10i   SPS Technologies, Inc. Executive Deferred Compensation Plan, as amended and restated, effective December
           14, 1992. Exhibit 10i to the Annual Report on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.
     10j   SPS Technologies, Inc. Executive Deferred Compensation Plan II, as amended and restated effective December
           1, 1993. Exhibit 10j to the Annual Report on Form 10-K for the year ended December 31, 1993, is hereby incorporated by reference.
     10k   SPS Technologies, Inc. Supplemental Executive Retirement Plan, as amended and restated effective December
           14, 1992. Exhibit 10k to the Annual Report on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.
     10l   Employment Agreement between SPS Technologies, Inc. and Charles W. Grigg, Chairman and Chief Executive
           Officer, effective December 1, 1993. Exhibit 10l to the Annual Report on Form 10-K for the period ended
           December 31, 1993, is hereby incorporated by reference.
     10m   Form of Indemnification Agreements between SPS Technologies, Inc. and officers and directors dated February
           2, 1987. Exhibit 10m to the Annual Report on Form 10-K for the period ended December 31, 1992, is hereby incorporated by reference.
     10n   Split Dollar Insurance Agreements regarding certain officers and directors effective April 2, 1990, and November 27, 1991. Exhibit 10n to the Annual Report on Form 10-K for the year ended December 31,
           1991, is hereby incorporated by reference.
     10o   SPS Technologies, Inc. Senior Executive Severance Plan, effective December 14, 1992. Exhibit 10o to the Annual Report on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.
     10p   Agreement with Retiring Executive, approved December 14, 1992. Exhibit 10p to the Annual Report on Form
           10-K for the year ended December 31, 1992, is hereby incorporated by reference.
     10q   SPS Technologies, Inc. Benefit Equalization Plan, as amended and restated effective December 14, 1992.
           Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, is hereby incorporated by reference.
     10r   SPS Technologies, Inc. Long Range Incentive Plan, effective January 1, 1995. Exhibit 10r to the Annual
           Report on Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.
     11    Computation of dilution (anti-dilution) of earnings per share resulting from common stock equivalents.
     13.1  1996 Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent
           Accountants.
     13.2  Summary of Quarterly Results for 1996 and 1995.
     13.3  Selected Financial Data for 1992 through 1996.
     13.4  Common Stock Information for 1996 and 1995.
     13.5  1996 Management's Discussion and Analysis of Financial Condition and Results of Operations.
     21    Subsidiaries of the Registrant.
     23    Consent of Independent Accountants.
     27    Financial Data Schedule.


(b) Reports on Form 8-K:

   No reports on Form 8-K were filed during the three months ended December 31, 1996.

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

                                                   SPS TECHNOLOGIES, INC.
                                                   ----------------------------
                                                   (Registrant)


                                                   /s/ William M. Shockley
                                                   ----------------------------
                                                   William M. Shockley
                                                   Vice President, Chief
                                                   Financial Officer
                                                   and Controller

Date: March 24, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                              Title                          Date
 -------------------------------   -------------------------------------   ------------------

      /s/ CHARLES W. GRIGG        Chairman, Chief Executive               March 24, 1997
  ------------------------------   Officer, President and Director
         Charles W. Grigg          (Principal Executive Officer)

     /s/ HARRY J. WILKINSON       Director                                March 24, 1997
  ------------------------------
        Harry J. Wilkinson

     /s/ WILLIAM M. SHOCKLEY      Vice President, Chief                   March 24, 1997
  ------------------------------   Financial Officer and Controller
       William M. Shockley         (Principal Financial Officer)

     /s/ ERIC M. RUTTENBERG       Director                                March 24, 1997
  ------------------------------
        Eric M. Ruttenberg

  /s/ HOWARD T. HALLOWELL III     Director                                March 24, 1997
  ------------------------------
     Howard T. Hallowell III

        /s/ JOHN F. LUBIN         Director                                March 24, 1997
  ------------------------------
          John F. Lubin

                      REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors
SPS Technologies, Inc.:

We have audited the consolidated financial statements of SPS Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, which financial statements are included on pages 16 through 33 of the 1996 Annual Report to Shareholders of SPS Technologies, Inc. and subsidiaries and incorporated by reference herein. We have also audited the financial statement schedule as listed in
Item 14(a)2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPS Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania 19103
February 4, 1997

                                                                   SCHEDULE II
                   SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 1996, 1995 and 1994
                            (Thousands of dollars)

                                                       Additions        Additions
                                                        charged          charged
                                                      (deductions      (deductions
                                      Balance at       credited)        credited)                      Balance
                                     beginning of     to costs and      to other      Deductions      at end of
Description                              year           expenses        accounts          (a)           year
 --------------------------------   --------------   --------------    ------------   ------------   -----------
Year ended December 31, 1996:
                                                                         $   26(b)
   Allowance for doubtful
     accounts  ..................      $ 1,292          $   189             186(c)      $   (25)       $ 1,668
                                       =======          ========         =========      ========       =======
   Deferred income tax valuation
     allowance  .................      $10,349          $(2,417)         $  925(c)      $              $ 8,857
                                       =======          ========         =========      ========       =======
Year ended December 31, 1995:
   Allowance for doubtful
     accounts  ..................      $ 1,299          $   124          $ (12)(b)      $  (119)       $ 1,292
                                       =======          ========         =========      ========       =======
   Deferred income tax valuation
     allowance  .................      $11,462          $(1,824)         $  711(c)      $              $10,349
                                       =======          ========         =========      ========       =======
Year ended December 31, 1994:
   Allowance for doubtful
     accounts  ..................      $ 1,185          $   348          $   18(b)      $  (252)       $ 1,299
                                       =======          ========         =========      ========       =======
   Deferred income tax valuation
     allowance  .................      $13,717          $(2,255)         $              $              $11,462
                                       =======          ========         =========      ========       =======


------
(a) Write off of uncollectible receivables, net of recoveries.
(b) Translation adjustments.
(c) Balance acquired in connection with acquisitions.

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

    4b       Form of Registration Rights Agreement between the
             Company, the Purchasers and the Investors dated November 16, 1994. Exhibit 4.5 to the Form S-3 filed August 26,
             1994, is hereby incorporated by reference.

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

    10d SPS Technologies, Inc. Management Incentive Plan as Amended and Restated, effective April 26, 1994. Exhibit 10d to the Annual Report on Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.

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

    10r SPS Technologies, Inc. Long Range Incentive Plan, effective January 1, 1995. Exhibit 10r to the Annual
             Report on Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.

    11 Computation of dilution (anti-dilution) of earnings per share resulting from common stock equivalents.

    13.1     1996 Consolidated Financial Statements, Notes to
             Consolidated Financial Statements and Report of
             Independent Accountants.

    13.2     Summary of Quarterly Results for 1996 and 1995.

    13.3     Selected Financial Data for 1992 through 1996.

    13.4     Common Stock Information for 1996 and 1995.

    13.5 1996 Management's Discussion and Analysis of Financial Condition and Results of Operations.

    21       Subsidiaries of the Registrant.

    23       Consent of Independent Accountants.

    27       Financial Data Schedule.