Form 10-Q
period 1997-03-31
SPS TECHNOLOGIES INC
filed 1997-05-14
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         	Washington, D.C. 20549


                                	FORM 10-Q


                            	QUARTERLY REPORT
                     	PURSUANT TO SECTION 13 OR 15(d)
                  	OF THE SECURITIES EXCHANGE ACT OF 1934


                  	For the quarter ended March 31, 1997
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

	The number of shares of Registrant's Common Stock outstanding on May 6, 1997 was 6,030,171.

          	SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                           	PART 1

                   	FINANCIAL INFORMATION



Item 1. Index to Financial Statements

   	Condensed Statements of Consolidated Operations -
   	Three Months Ended March 31, 1997 and 1996
   	(Unaudited)


   	Condensed Consolidated Balance Sheets -
   	March 31, 1997 and December 31, 1996
   	(Unaudited)


   	Condensed Statements of Consolidated Cash Flows -
   	Three Months Ended March 31, 1997 and 1996
   	(Unaudited)


   	Notes to Condensed Consolidated Financial Statements


<PAGE 2>


     	SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
    	CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
   	(Unaudited-Thousands of dollars except share data)


                                               Three Months Ended
                                                    March 31,
                                             ------------------------
                                                 1997          1996
                                             ----------    ----------
Net sales                                    $  137,975    $  113,975

Cost of goods sold                              108,645        91,150
                                             ----------    ----------
Gross profit                                     29,330        22,825

Selling, general and
 administrative expense                          16,552        14,065
                                             ----------    ----------
Operating earnings                               12,778         8,760

Other income (expense):
 Interest income                                    340            60
 Interest expense                                (2,276)       (1,590)
 Equity in earnings
  of affiliates                                      85           102
 Other, net                                        (207)         (132)
                                             ----------    ----------
                                                 (2,058)       (1,560)
                                             ----------    ----------
Earnings before income taxes                     10,720         7,200

Provision for income taxes                        3,600         2,160
                                             ----------    ----------
Net earnings                                 $    7,120    $    5,040
                                             ==========    ==========

Earnings per common share
 and common share equivalent                 $     1.12    $      .81
                                             ==========    ==========

Weighted average number of
 common shares used to compute
 earnings per share                           6,337,398     6,221,943


See accompanying notes to condensed consolidated financial statements.

              	SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 	CONDENSED CONSOLIDATED BALANCE SHEETS
                	(Unaudited-Thousands of dollars)


                                         March 31,    December 31,
                                           1997           1996
                                        ----------     ----------
Assets

Current assets
 Cash and cash equivalents              $   15,383     $   33,310
 Accounts and notes receivable,
  less allowance for doubtful
  receivables of $1,812 (1996-$1,668)       85,031         73,542
 Inventories                               101,092         99,778
 Deferred income taxes                      19,000         20,567
 Prepaid expenses                            3,360          2,979
 Net assets held for sale                      500          1,600
                                        ----------     ----------
   Total current assets                    224,366        231,776
                                        ----------     ----------

Investments in affiliates                    4,715          4,760
Property, plant and equipment, net of
 accumulated depreciation of $125,932
 (1996-$127,446)                           159,093        148,616
Other assets                                53,354         42,848
                                        ----------     ----------
     Total assets                       $  441,528     $  428,000
                                        ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                	CONDENSED CONSOLIDATED BALANCE SHEETS
         	(Unaudited-Thousands of dollars, except share data)


                                         March 31,    December 31,
                                           1997           1996
                                        ----------     ----------
Liabilities and shareholders' equity

Current liabilities
 Notes payable and current portion of
   long-term debt                   				$   16,783 	   $   16,454
 Accounts payable                           41,958         34,952
 Accrued expenses                           49,839         50,132
 Income taxes payable                        4,968          3,919
                                        ----------     ----------
   Total current liabilities               113,548        105,457
                                        ----------     ----------
Deferred income taxes                       15,260         14,505
Long-term debt                              99,206         98,838
Retirement obligations                      25,665         25,607

Minority interest                            6,002          5,997


Shareholders' equity
 Preferred stock, par value $1 per share,
  authorized 400,000 shares, issued none
 Common stock, par value $1 per share,
  authorized 30,000,000 shares,
  issued 6,673,452 shares (6,646,250
  shares in 1996)	                           6,673          6,646
 Additional paid-in capital                 83,784         82,561
 Retained earnings                         108,011        100,891
 Minimum pension liability                  (2,257)        (2,257)
 Common stock in treasury, at cost,
  650,681 shares (645,381 shares in 1996)   (8,253)        (7,920)
 Cumulative translation adjustments         (6,111)        (2,325)
                                        ----------     ----------
  Total shareholders' equity               181,847        177,596
                                        ----------     ----------
      Total liabilities and
       shareholders' equity             $  441,528     $  428,000
                                        ==========     ==========


	See accompanying notes to condensed consolidated financial statements.

                	SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
            	CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                   	(Unaudited-Thousands of dollars)


                                                Three Months Ended
                                                     March 31,
                                             ------------------------
                                                1997          1996
                                             ----------    ----------

Net cash provided by (used in)
operating activities                         $   13,012    $      (58)
                                             ----------    ----------
Cash flows provided by (used in)
investing activities
  Additions to property, plant and equipment    (12,860)       (5,224)
  Proceeds from sale of property, plant
    and equipment						                           1,192           350
  Acquisitions of businesses, net of cash
    acquired                                    (19,534)          690
                                             ----------    ----------
Net cash used in investing activities           (31,202)       (4,184)
                                             ----------    ----------
Cash flows provided by (used in) financing
activities
  Proceeds from borrowings                        3,219        14,605
  Reduction of borrowings                        (2,993)       (9,849)
  Purchase of company stock                        (333)
  Proceeds from exercise of stock options           633         1,354
                                             ----------    ----------
Net cash provided by financing activities           526         6,110
                                             ----------    ----------
Effect of exchange rate changes on cash            (263)          (32)
                                             ----------    ----------
Net increase (decrease) in cash
  and cash equivalents   			                    (17,927)        1,836

Cash and cash equivalents at
  beginning of period                            33,310         8,093
                                             ----------    ----------
Cash and cash equivalents at
  end of period                              $   15,383    $    9,929
                                             ----------    ----------
Significant noncash financing activity
  Debt assumed with businesses acquired      $      900
  Acquisition of treasury shares
    for stock options exercised                		          $    3,066


	See accompanying notes to condensed consolidated financial statements

            	SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
      	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       	(Unaudited-Thousands of dollars except share data)

1.	Financial Statements

		In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three-month periods ended
March 31, 1997 and 1996, and cash flows for the three-month periods ended March 31, 1997 and 1996. The December 31,
1996 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1996 Annual Report filed on Form 10-K applied on a consistent basis.

2.	Business Acquisitions

	All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

	In January 1997, the Company acquired all of the outstanding shares of Postkey, Ltd. (Postkey), a manufacturer of cylindrical thread roll dies, located in Nuneaton, England, for $1,200. The excess of purchase price over the fair values of the net assets acquired was approximately $860 and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

	On February 24, 1997, the Company acquired all of the outstanding shares of Greer Stop Nut, Inc. (Greer), a manufacturer of nylon insert nuts, located in Nashville, Tennessee for $10,000. The excess of the purchase price over the fair values of the net assets acquired was approximately $5,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

	On March 7, 1997, the Company acquired the assets of RJF International Corporation's (RJF) Bonded Magnet
Business, a manufacturer of flexible ferrite bonded magnets, located in Cincinnati and Marietta, Ohio for $9,200. The excess of the purchase price over the fair values of the net assets acquired was approximately
$4,800 and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

	In the first quarter of 1996, the Company formed a joint venture in China by acquiring a 55 percent interest in Shanghai SPS Biao Wu Fasteners Co. Ltd.
(SSBW). The Company contributed cash and equipment of $3,288 and manufacturing technology.

	In 1996, the Company completed two acquisitions of magnet materials manufacturers. On June 14, 1996, the Company acquired all of the outstanding shares of Flexmag Industries, Inc. (Flexmag) located in Marietta,
Ohio, and the assets of a related magnets business located in Seneca, South Carolina, for $21,274. On
July 3, 1996, the Company acquired all of the outstanding shares of Swift Levick Magnets Ltd. (Swift
Levick), located in Derbyshire, England for $18,491.
The excess of the purchase price over the fair value of the net assets acquired for both acquisitions was approximately $12,900 and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

	On October 8, 1996, the Company acquired 85 percent of the capital stock of Mecair Aerospace
Industries, Inc. (Mecair), a manufacturer of aerospace fasteners, located in Pointe Claire (Montreal), Quebec,
Canada for $8,300. The excess of the purchase price over the fair value of the net assets acquired was approximately $3,500 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

	The following unaudited pro forma consolidated results of operations are presented as if the Greer, RJF, Flexmag, Swift Levick and Mecair acquisitions had been made at the beginning of the periods presented.
The effects of the other acquisitions (Postkey and SSBW) are not material and, accordingly, have been excluded from the pro forma presentation.

                                     Three Months Ended
                                          March 31,
	                                  ------------------------
                    		  	             1997	         1996
		                                 ----------    ----------
	Net sales                         $  141,173    $  131,515
	Net earnings                           7,157         5,511
	Earnings per common share
  	  and common share equivalent         1.13           .89


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

3.	Inventories

                           March 31,      December 31,
                             1997             1996
                          ----------       ----------
Finished goods            $   46,575       $   50,726
Work-in-process               29,420           25,363
Raw materials
  and supplies                18,561           17,010
Tools                          6,536            6,679
                          ----------       ----------
                          $  101,092       $   99,778
                          ==========       ==========

	The March 31, 1997 inventory balances include
$3,700 of inventory from businesses acquired in 1997.

4.	Environmental Contingency

	The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At March 31, 1997, the accrued liability for environmental remediation represents management's best estimate of the costs related to environmental remediation which are considered probable and can be reasonably estimated. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected.
Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

5.	Earnings Per Share

	Earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. When dilutive, stock options are included as common share equivalents using the treasury stock method.

6.	Recently Issued Accounting Standards

	In February 1997, the Financial Accounting
Standards Board issued Statement of Financial
Accounting Standards (SFAS) No. 128, "Earnings Per
Share." This Statement establishes new standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted). This Statement requires restatement of all prior-period EPS data presented. The Company has evaluated the provisions of SFAS No. 128 and does not anticipate adoption to have a material effect on its computation of EPS.

         SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
---------------------------------------------------------
Condition and Results of Operations
-----------------------------------


Introduction
------------
	Sales, net earnings and net cash provided by operating activities have improved in the first quarter of 1997 compared to the same quarter in 1996. The improvement in operating results was due primarily to increased sales of aerospace fasteners and the inclusion of businesses acquired in the last twelve months. In the first quarter of 1997, the Company completed three acquisitions which strengthened its existing businesses.

          Sales and Operating Earnings by Segment
          ---------------------------------------
             (Unaudited-Thousands of dollars)

                                       Three Months Ended
                                            March 31,
                                     -----------------------
                                         1997        1996
Net sales:                           ----------   ----------
  Fasteners                          $   92,982   $   78,755
  Materials                              44,993       35,220
                                     ----------   ----------
                                     $  137,975   $  113,975
                                     ==========   ==========
Operating earnings:
  Fasteners                          $    9,281   $    6,016
  Materials                               5,807        4,614
  Unallocated corporate costs            (2,310)      (1,870)
                                     ----------   ----------
                                     $   12,778   $    8,760
                                     ==========   ==========
Net Sales
---------
	Net sales increased $24.0 million, or 21.1 percent, compared to the first quarter of 1996 and increased $12.8 million, or 10.2 percent, compared to the fourth quarter of 1996.

	Fastener segment sales increased $14.2 million, or 18.1 percent, compared to the first quarter of 1996. Aerospace fastener sales of $49.2 million in the first quarter of 1997 are a $10.7 million, or 28.0 percent, increase from the first quarter of 1996 and $4.4 million, or 9.9 percent, increase from the fourth quarter of 1996. Based on commercial aircraft production projections by the major aircraft manufacturers, the Company expects this trend of improving demand for aerospace fasteners to continue throughout 1997 and into 1998. The Company has invested and plans to continue to invest in infrastructure to increase capacity and support this projected expansion.

	The Company's industrial and Unbrako fastener sales increased $3.1 million, or 8.1 percent, compared to the first quarter of 1996 and $2.3 million, or 5.8 percent, compared to the fourth quarter of 1996. This increase is due primarily to increased sales of Unbrako fasteners in North America and sales by Greer Stop Nuts, Inc., a business acquired on February 24, 1997. Partially offsetting this increase was a $1.6 million decrease in sales of Unbrako fasteners in Europe compared to the first quarter of 1996. Sales of automotive fasteners in North America and Europe remained level with the first quarter of 1996.

	Excluding the $9.0 million of sales from the magnetic materials businesses acquired after the first quarter of the prior year (Flexmag Industries, Inc., Swift Levick Magnets, Ltd. and RJF International Corporation's Bonded Magnet Business), materials segment sales increased $785 thousand, or 2.2 percent, compared to the first quarter of 1996 and $5.4 million, or 17.8 percent, compared to the fourth quarter of 1996. Sales of superalloys increased $1.4 million compared to the first quarter of 1996 and $3.3 million compared to the fourth quarter of 1996. This increase is driven by increased demand from the aerospace, land-based turbine and medical markets. Excluding sales from acquired businesses, sales of magnetic materials decreased $620 thousand compared to the first quarter of 1996, but increased $2.1 million compared to the fourth quarter of 1996. The increase from the fourth quarter of 1996 is attributed to higher sales to the personal computer and telecommunications markets.

Operating Earnings
------------------
	Operating earnings of the fastener segment improved significantly from $6.0 million, or 7.6 percent of sales, in the first quarter of 1996 to $9.3 million, or 10.0 percent of sales, in the first quarter of 1997. The improvement in earnings is attributed to increased sales of aerospace fasteners and cost reductions attributed to the Company's investment in new equipment and employee training programs. The operating earnings from Mecair Aerospace Industries, Inc. and Greer Stop Nut, Inc., two companies recently acquired, also contributed to this increase.

	In the materials segment, operating earnings increased from $4.6 million, or 13.1 percent of sales, in the first quarter of 1996 to $5.8 million, or 12.9 percent of sales, in the first quarter of 1997. The improvement in operating earnings is attributed to a higher volume and better product mix of superalloy sales and operating earnings from the recently acquired magnetic material businesses noted above.

Other Income and Expense
------------------------
	Due to higher levels of interest bearing cash, interest income increased from $60 thousand in the first quarter of 1996 to $340 thousand in the first quarter of 1997. Due to higher levels of debt, interest expense increased from $1.6 million in the first quarter of 1996 to $2.3 million in the first quarter of 1997.

Orders and Backlog
------------------
	Incoming orders for the first quarter of 1997 were $163.4 million compared to $127.9 million in the first quarter of 1996, a 27.8 percent increase. The increase in orders is attributed to the $16.2 million increase in orders received by the Aerospace Products Division, $6.2 million increase in orders for superalloys and orders received by the recently acquired magnetic materials businesses of $9.1 million. Partially offsetting these increases were the $1.8 million decrease in orders received for automotive fasteners sold in North America and the $1.4 million decrease in orders received for Unbrako Products sold in Europe. Backlog at March 31, 1997 was $210.1 million, compared to $149.4 million on the same date a year ago and $181 million at December 31, 1996.

Acquisitions
------------
	As discussed in Note 2 to the financial statements, the Company acquired three businesses in the first quarter of 1997. In January 1997, the Company acquired all of the outstanding shares of Postkey Ltd. (Postkey) located in Nuneaton, England for $1.2 million. Postkey is a supplier of tooling and tool services to the United Kingdom fastener market with 1996 sales of approximately $900 thousand. This acquisition increases the Company's market penetration into the United Kingdom tool market and expands the Company's cylindrical thread roll die technical know-how. On February 24, 1997, the Company acquired all of the outstanding shares of Greer Stop Nut, Inc. (Greer), a manufacturer of nylon insert prevailing torque (locking) nuts, located in Nashville, Tennessee for $10 million. In 1996, Greer had sales of approximately $13.1 million. The acquisition of Greer adds a complementary branded product line to the Company's Unbrako business. On March 7, 1997, the Company acquired the assets of RJF International Corporation's (RJF) Bonded Magnet Business, a manufacturer of flexible ferrite bonded magnets, located in Cincinnati and Marietta, Ohio for $9.2 million. In 1996, RJF's Bonded Magnet Business had sales of approximately $9.2 million. These assets will be relocated to the Company's current magnetic manufacturing facility in Marietta, Ohio.

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

	Cash flow provided by or used in operating activities, investing activities and financing activities is summarized in the condensed statements of consolidated cash flows. Net cash provided by operating activities increased by $13.0 million compared to the first quarter of 1996 primarily due to the $11.2 million improvement in changes in working capital.

	The increase in cash used in investing activities is attributed to 1997 payments for the acquisitions of Greer ($10 million) and RJF ($9.2 million). Additionally, the Company spent $12.9 million for capital expenditures in the first quarter of 1997 and has budgeted $35 million for the full year of 1997, as reported on Form 10-K for the year ended December 31, 1996.

	Net assets held for sale included in the December 31, 1996 consolidated balance sheet includes the land and building located in Puerto Rico, related to the former site of an Unbrako manufacturing operation closed in 1992, and a small parcel of land located in Newtown, Pennsylvania. In January 1997, the Company sold the land and building in Puerto Rico for $1.1 million and these proceeds are included in the consolidated cash flow from investing activities.

	The Company's total debt to equity ratio was 64 percent at March 31, 1997, compared to 65 percent at December 31, 1996.
Total debt was $116.0 million at March 31, 1997 and $115.3 million at December 31, 1996. As of March 31, 1997, under the terms of the existing credit agreements, the Company is permitted to incur an additional $31 million in debt.

           	SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
            ---------------------------------------
                           	PART II
                            -------
                      	OTHER INFORMATION
                       -----------------

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------
None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)	Exhibits

   	11 -Computation of Earnings Per Share Statement.

(b)	No reports on Form 8-K were filed during the quarter ended
    March 31, 1997.

            	SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                          	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             								SPS TECHNOLOGIES, INC.
                                     ----------------------
                                					(Registrant)





Date:  May 12, 1997                  /s/William M. Shockley
       ------------                  ----------------------
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