Form 10-Q
period 1997-06-30
SPS TECHNOLOGIES INC
filed 1997-08-14
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           	Washington, D.C. 20549


                                  	FORM 10-Q


                              	QUARTERLY REPORT
                       	PURSUANT TO SECTION 13 OR 15(d)
                   	OF THE SECURITIES EXCHANGE ACT OF 1934


                    	For the quarter ended June 30, 1997
                       	Commission file number 1-4416



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of Registrant's Common Stock outstanding on August 6, 1997 was 6,067,184.

                 SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 PART 1

                         FINANCIAL INFORMATION


Item 1. Index to Financial Statements

       	Condensed Statements of Consolidated Operations -
	       Three and Six Months Ended June 30, 1997 and 1996
	       (Unaudited)


       	Condensed Consolidated Balance Sheets -
	       June 30, 1997 and December 31, 1996
	       (Unaudited)


       	Condensed Statements of Consolidated Cash Flows -
	       Six Months Ended June 30, 1997 and 1996
	       (Unaudited)


       	Notes to Condensed Consolidated Financial Statements

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
               (Unaudited-Thousands of dollars except share data)


                                Three Months Ended	        Six Months Ended
                                      June 30,                 June 30,
                              -----------------------  ----------------------
                                  1997         1996        1997        1996
                              ----------   ----------  ----------  ----------
Net sales                     $ 153,108    $ 121,302   $ 291,083   $ 235,277

Cost of goods sold              119,691       96,352     228,336     187,502
                              ----------   ----------  ----------  ----------
Gross profit                     33,417       24,950      62,747      47,775

Selling, general and
 administrative expense          17,709       14,490      34,261      28,555
                              ----------   ----------  ----------  ----------
Operating earnings               15,708       10,460      28,486      19,220
                              ----------   ----------  ----------  ----------
Other income (expense):
 Interest income                     98           45         438         105
 Interest expense                (2,350)      (1,650)     (4,626)     (3,240)
 Equity in earnings
  of affiliates                      60          252         145         354
 Minority interest                  (86)        (108)        (86)       (108)
 Other, net                        (590)        (389)       (797)       (521)
                              ----------   ----------  ----------  ----------
                                 (2,868)      (1,850)     (4,926)     (3,410)
                              ----------   ----------  ----------  ----------
Earnings before income taxes     12,840        8,610      23,560      15,810

Provision for income taxes        4,450        2,590       8,050       4,750
                              ----------   ----------  ----------  ----------
Net earnings                  $   8,390    $   6,020   $  15,510   $  11,060
                              ==========   ==========  ==========  ==========

Earnings per common share
 and common share equivalent  $    1.32    $     .95   $    2.44   $    1.76
                              ==========   ==========  ==========  ==========

Weighted average number of
 common shares used to compute
 earnings per share           6,364,974    6,329,366   6,357,814   6,273,856







See accompanying notes to condensed consolidated financial statements.

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Unaudited-Thousands of dollars)


                                             June 30,    December 31,
                                               1997          1996
                                            ----------   -----------
Assets

Current assets
 Cash and cash equivalents                  $  12,197     $  33,310
 Accounts and notes receivable,
  less allowance for doubtful
  receivables of $1,921 (1996-$1,668)          95,578        73,542
 Inventories                                  101,535        99,778
 Deferred income taxes                         18,011        20,567
 Prepaid expenses                               3,328         2,979
 Net assets held for sale                         500         1,600
                                            ----------    ----------
      Total current assets                    231,149       231,776


Investments in affiliates                       4,463         4,760
Property, plant and equipment, net of
 accumulated depreciation of $131,124
 (1996-$127,446)                              162,099       148,616
Other assets                                   59,026        42,848
                                            ----------    ----------
      Total assets                          $ 456,737     $ 428,000
                                            ==========    ==========





















See accompanying notes to condensed consolidated financial statements.

                 SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
            (Unaudited-Thousands of dollars, except share data)


                                                 June 30,    December 31,
                                                  1997           1996
                                                ---------    ------------

Liabilities and shareholders' equity

Current liabilities
 Notes payable and current portion of
  long-term debt                                $ 17,375      $  16,454
 Accounts payable                                 40,059         34,952
 Accrued expenses                                 55,042         50,132
 Income taxes payable                              4,968          3,919
                                               ----------     ----------
      Total current liabilities                  117,444        105,457
                                               ----------     ----------

Deferred income taxes                             15,610         14,505
Long-term debt                                    99,236         98,838
Retirement obligations                            25,725         25,607

Minority interest                                  6,053          5,997


Shareholders' equity
 Preferred stock, par value $1 per share,
 authorized 400,000 shares, issued none
 Common stock, par value $1 per share,
  authorized 30,000,000 shares,
  issued 6,710,687 shares (6,646,250
  shares in 1996)                                  6,711          6,646
 Additional paid-in capital                       85,025         82,561
 Retained earnings                               116,401        100,891
 Minimum pension liability                        (2,257)        (2,257)
 Common stock in treasury, at cost,
  652,681 shares (645,381 shares in 1996)         (8,392)        (7,920)
 Cumulative translation adjustments               (4,819)        (2,325)
                                               ----------     ----------
      Total shareholders' equity                 192,669        177,596
                                               ----------     ----------

      Total liabilities and
       shareholders' equity                    $ 456,737      $ 428,000
                                               ==========     ==========







	See accompanying notes to condensed consolidated financial statements.

                  SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                     (Unaudited-Thousands of dollars)

                                                     Six Months Ended
                                                         June 30,
                                                 ------------------------
                                                     1997          1996


Net cash provided by operating activities        $  24,477     $  14,017
                                                 ----------    ----------

Cash flows provided by (used in) investing
activities
  Additions to property, plant and equipment       (19,480)       (9,421)
  Proceeds from sale of property, plant
    and equipment                                    1,360           371
  Acquisitions of businesses, net of cash
    acquired                                       (28,349)      (18,800)
                                                 ----------    ----------

Net cash used in investing activities              (46,469)      (27,850)
                                                 ----------    ----------

Cash flows provided by (used in) financing
activities
  Proceeds from borrowings                          10,663       122,681
  Reduction of borrowings                          (10,615)      (94,744)
  Proceeds from exercise of stock options            1,365         1,808
  Treasury stock purchases                            (333)
                                                 ----------    ----------

Net cash provided by financing activities            1,080        29,745
                                                 ----------    ----------

Effect of exchange rate changes on cash               (201)           50
                                                 ----------    ----------

Net increase (decrease) in cash and cash
  equivalents                                      (21,113)       15,962

Cash and cash equivalents at
  beginning of period                               33,310         8,093
                                                 ----------    ----------
Cash and cash equivalents at
  end of period                                  $  12,197     $  24,055
                                                 ==========    ==========
Significant noncash financing activities:
  Debt assumed with businesses acquired          $   1,578
  Acquisition of treasury shares for
    stock options exercised                      $     139     $   3,133





	See accompanying notes to condensed consolidated financial statements.

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited-Thousands of dollars except share data)


1.	Financial Statements

		In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six-month periods ended June 30, 1997 and 1996, and cash flows for the six-month periods ended June 30, 1997 and 1996. The December 31, 1996 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1996 Annual Report filed on Form 10-K applied on a consistent basis.

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

		On April 1, 1997, the Company paid $1,000 to increase its ownership in Unbrako Products Pte., Ltd. (UPL) from 50 percent to 100 percent. UPL, located in Singapore, is a distributor of the Company's Unbrako products to the Southeast Asian market.

		On May 5, 1997, the Company acquired all of the outstand-ing shares of Lake Erie Design Co., Inc. (LED), a manufacturer of high precision ceramic cores for the investment casting industry, located in Cleveland, Ohio for $8,100. The excess of the purchase price over the fair values of the net assets acquired was approximately $6,500 and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

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

		The following unaudited pro forma consolidated results of operations are presented as if the Greer, RJF, Flexmag, Swift
Levick, Mecair and LED acquisitions had been made at the beginning of the periods presented. The effects of the other acquisitions (Postkey, SSBW and UPL) are not material and, accordingly, have been excluded from the pro forma presentation.

                                                 Six Months Ended
                                                     June 30,
                                                -------------------
                                                  1997       1996
                                                --------   --------

	              	Net sales                      	$296,962   $272,914
	     	         Net earnings                      15,847     12,030
		              Earnings per common share
  	  	            and common share equivalent       2.49       1.92

		The pro forma consolidated results of operations 	include
adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of this period or the future results of the combined operations.

3.	Inventories
                             June 30,        December 31,
                               1997              1996
                             --------        ------------

  	Finished goods            $46,500           $50,726
	  Work-in-process            29,243            25,363
	  Raw materials
 	  and supplies              19,298            17,010
	  Tools                       6,494             6,679
                             --------          --------

                             $101,535           $99,778
                             ========          ========

		The June 30, 1997 inventory balances include $5,100 of inventory from businesses acquired in 1997.

4.	Environmental Contingency

		The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At June 30, 1997, the accrued liability for environmental remediation represents management's best estimate of the costs related to environmental remediation which are considered probable and can be reasonably estimated. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

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

7.	Subsequent Events

		On July 29, 1997, the Company's Board of Directors approved a two-for-one split of its common stock, effective
August 20, 1997, to be distributed to shareholders on August
29, 1997. After giving effect to the split, earnings per share would have been reported as follows:

	    Three Months Ended                   Six Months Ended
	          June 30                             June 30
     ------------------                   ------------------
	      1997      1996                       1997      1996
     --------  --------                   --------  --------

	     $ .66      $ .48                     $1.22      $ .88
     ========  ========                   ========  ========

		In addition, the Company's authorized common stock changed from 30,000,000 shares with a par value of $1 per share and 6,710,687 issued shares to 60,000,000 shares with a par value of $ .50 per share and 13,421,374 issued shares.
Common Stock in treasury changed from 652,681 shares to 1,305,362 shares.

		On August 7, 1997, the Company entered into a merger agreement to acquire the outstanding stock of Magnetic
Technologies Corporation (MTC) for approximately $14,400.
Completion of the transaction is subject to a number of conditions including approval of a majority of MTC's stockholders. In connection with the transaction, five stockholders of MTC representing 26% of the outstanding shares have entered into agreements with the Company to vote their shares in favor of the merger. MTC located in Rochester, New
York and Rochester, England, designs and manufactures magnetic, electronic and mechanical subassemblies of copiers and printers for the electronic office equipment industry. If this transaction is completed, the acquisition will be accounted for under the purchase method. The results of operations of MTC will be included in the consolidated financial statements from the date the acquisition is completed.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
and Results of Operations
-------------------------

Introduction
------------

    	The Company's operating results are a major improvement over the corresponding periods in the prior year. The improvement in operating results was due primarily to increased sales of aerospace fasteners and the inclusion of businesses acquired in the last twelve months. In the first six months of 1997, the Company completed five acquisitions which strengthened its existing businesses.

Sales and Operating Earnings by Segment
---------------------------------------

(Unaudited-Thousands of dollars)

                        Three Months Ended    Six Months Ended
                             June 30,             June 30,
                        ------------------   -------------------
                          1997      1996       1997       1996
                        --------  --------   --------  ---------
Net sales:
  Fasteners             $102,999  $ 85,400  	$195,981 	 $164,155
  Materials               50,109    35,902     95,102     71,122
                        --------  --------   --------   --------

                        $153,108  $121,302   $291,083   $235,277
                        ========  ========   ========   ========

Operating earnings:
  Fasteners             $ 10,912  $  7,520   $ 20,193   $ 13,536
  Materials                7,346     5,052     13,153      9,666
  Unallocated
    corporate costs       (2,550)   (2,112)    (4,860)    (3,982)
                        ========  ========   ========   ========

                        $ 15,708  $ 10,460   $ 28,486   $ 19,220
                        ========  ========   ========   ========

Net Sales
---------

     Net sales increased $31.8 million, or 26.2 percent, in the second quarter of 1997 and $55.8 million, or 23.7 percent, for the six month period ended June 30, 1997 compared to the same periods in 1996.

    	Fastener segment sales increased $17.6 million, or 20.6 percent, in the second quarter of 1997 and $31.8 million, or 19.4 percent, for the six month period. The Company's aerospace fastener sales were up 34.3 percent to $54.3 million in the second quarter and 31.2 percent to $103.5 million for the six month period. Based on commercial aircraft production projections by the major aircraft manufacturers, the Company expects this trend of improving demand for aerospace fasteners to continue throughout 1997 and into 1998. The Company has invested and plans to continue to invest in infrastructure to increase capacity and support this projected expansion.

     The Company's industrial and Unbrako fastener sales increased $3.1 million, or 7.1 percent, in the second quarter and $6.2 million, or 7.6 percent, for the six month period. These increases are due primarily to increased sales of Unbrako fasteners in North America and sales by Greer Stop Nut, Inc., a business acquired on February 24, 1997. Partially offsetting these increases was a decline in sales of Unbrako fasteners in Europe ($1.4 million in the second quarter and $3.0 million for the six month period). Sales of automotive fasteners in North America and Europe remained level with the corresponding periods in the prior year.

    	Material businesses acquired in the last twelve months (Flexmag Industries, Inc., Swift Levick Magnets, Ltd., RJF International Corporation's Bonded Magnet Business and Lake Erie Design Co., Inc.) increased material segment sales by $12.7 million in the second quarter of 1997 and $21.7 million for the six month period. Sales of superalloys increased $2.6 million, or 15.2 percent, in the second quarter and $4.0 million, or 11.6 percent, for the six month period. This increase is driven by increased demand from the aerospace, land-based turbine and medical markets. New furnaces currently being installed are intended to increase superalloy vacuum melt production capacity to further participate in the expanding aerospace and land-based turbine markets. Excluding magnetic material sales from acquired businesses, sales of magnetic materials decreased $1.1 million in the second quarter and $1.7 million for the six month period. Magnetic sales to the personal computer and telecommunications markets remained strong but sales to other served markets trailed last year's levels.

Operating Earnings
------------------

    	Operating earnings of the fasteners segment improved signif-icantly from $13.5 million, or 8.2 percent of sales, for the six months ended June 30, 1996, to $20.2 million, or 10.3 percent of sales, for the six months ended June 30, 1997. The improvement in earnings is attributed to increased sales of aerospace fasteners and cost reductions attributed to the Company's investment in new equipment and employee training programs. The operating earnings from Mecair Aerospace Industries, Inc. and Greer Stop Nut, Inc., two companies recently acquired, also contributed to this increase. Partially reducing these increases were operating losses incurred by the Company's manufacturing facilities in Coventry, England and Shanghai, China. Manufacturing inefficiencies caused the losses in Coventry while the relocation to a new facility contributed to the losses in Shanghai. The Company is addressing the manufacturing disciplines at these locations in order to return these facilities to profitability.

    	In the materials segment, operating earnings increased by $2.3 million in the second quarter and $3.5 million for the six month period. The improvement in operating earnings is attributed to a higher volume and better product mix of superalloy sales, a decrease in the cost of certain raw materials and operating earnings from the recently acquired material businesses noted above.

Other Income and Expense
------------------------

    	Due to higher levels of interest bearing cash, interest income increased from $105 thousand in the first six months of 1996 to $438 thousand in the first six months of 1997. Due to higher levels of debt, interest expense increased from $3.2 million in the first six months of 1996 to $4.6 million in the first six months of 1997. The "other, net" expense item of $797 thousand includes losses on the disposal of machinery and equipment that was replaced with more modern equipment.

Orders and Backlog
------------------

    	Incoming orders for the second quarter of 1997 were $161.1 million compared to $126.1 million in 1996, a 27.8 percent increase. Incoming orders for the six months ended June 30, 1997 were $324.5 million compared to $254.0 million for the same period in 1996, a 27.8 percent increase. The increase in orders is attributed to an increase in orders received by the Aerospace Products Division ($15.7 million for the quarter and $31.8 million for the six month period), orders for superalloys ($5.8 million for the six month period) and orders received by the recently acquired materials businesses ($12.0 million for the second quarter and $21.0 million for the six month period). Partially offsetting these increases were a decrease in orders received for automotive fasteners sold in North America ($2.2 million for the six month period). Backlog at June 30, 1997 was $221.8 million, compared to $154.5 million on the same date a year ago and $181.0 million at December 31, 1996.

Acquisitions
------------

    	As discussed in Note 2 to the financial statements, the Company acquired five businesses in the first six months of 1997. In January 1997, the Company acquired all of the outstanding shares of Postkey Ltd. (Postkey) located in Nuneaton, England for $1.2 million. Postkey is a supplier of tooling and tool services to the United Kingdom fastener market with 1996 sales of approximately $900 thousand. This acquisition increases the company's market penetration into the United Kingdom tool market and expands the Company's cylindrical thread roll die technical know-how. On February 24, 1997, the Company acquired all of the outstanding shares of Greer Stop Nut, Inc. (Greer), a manufacturer of nylon insert prevailing torque (locking) nuts, located in Nashville, Tennessee for $10 million. In 1996, Greer had sales of approximately $13.1 million. The acquisition of Greer adds a complementary branded product line to the Company's Unbrako business. On March 7, 1997, the Company acquired the assets of RJF International Corporation's (RJF) Bonded Magnet Business, a manufacturer of flexible ferrite bonded magnets, located in Cincinnati and Marietta, Ohio for $9.2 million. In 1996, RJF's Bonded Magnet Business had sales of approximately $9.2 million. These assets are being relocated to the Company's current magnetic manufacturing facility in Marietta, Ohio. On April 1, 1997, the

Company paid $1.0 million to increase its ownership interest in Unbrako Products Pte., Ltd. (UPL) from 50 percent to 100 percent. UPL, located in Singapore, is a distributor of the Company's Unbrako products to the southeast Asian market with 1996 sales of approximately $3.2 million. On May 5, 1997, the Company acquired all of the outstanding shares of Lake Erie Design Co., Inc. (LED) located in Cleveland, Ohio for $8.1 million. LED is a manufacturer of high precision ceramic cores for the investment casting industry with 1996 sales of approximately $5.6 million. LED's ceramic cores are used in the manufacturing of parts for aerospace and industrial gas turbines, medical prosthesis and other precision cast applications. Over 60 percent of their sales are for aerospace applications. The acquisition of LED expands the scope of products offered by SPS' subsidiary, Cannon-Muskegon Corporation, to the investment casting industry.

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

    	Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the condensed statements of consolidated cash flows. Net cash provided by operating activities increased by $10.5 million compared to the first six months of 1996 primarily due to the $4.5 million improvement in net earnings and the $2.6 million decrease in the use of cash to increase working capital.

    	The increase in cash used in investing activities is attributed to the 1997 payments for the acquisitions of Greer ($10 million), RJF's bonded magnet business ($9.2 million) and LED ($7.8 million) compared to the 1996 payment for Flexmag Industries, Inc. ($20 million). Additionally, the Company spent $19.5 million for capital expenditures in the first six months of 1997 and has budgeted $35 million for the full year of 1997, as reported on Form 10-K for the year ended December 31, 1996.

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

    	The Company's total debt to equity ratio was 61 percent at June 30, 1997, compared to 65 percent at December 31, 1996. Total debt was $116.6 million at June 30, 1997 and $115.3 million at December 31, 1996. As of June 30, 1997, under the terms of the existing credit agreements, the Company is permitted to incur an additional $33 million in debt.

Forward-Looking Statements
--------------------------

    	Certain statements in management's discussion and analysis of financial condition and results of operations contain "forward-looking" information that involve risk and uncertainty. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, customer satisfaction and qualification issues, labor disputes, worldwide political stability and economic growth and changes in fiscal policies, laws and regulations on a national and international basis.

                  	SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                   ---------------------------------------

                                  	PART II
                                   -------

                             	OTHER INFORMATION
                              -----------------

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

(a)	The Annual Meeting of Shareholders was held on April 29, 1997.

(b)	The name of each director elected at the Annual Meeting as the
    Company's two Class II directors, each to hold office until the 2000 Annual Meeting of Shareholders, is as follows:

       		Raymond P. Sharpe
         James F. O'Connor

	   The name of each other director whose term of office continued after the meeting is as follows:

         Richard W. Kelso
		       Howard T. Hallowell III
		       Charles W. Grigg
		       Harry J. Wilkinson
		       Eric M. Ruttenberg

(c)	1.	  The results of the election of directors with respect to
         each nominee for office was as follows:

                           							   For       Withheld
                                 ----------   ----------

         Raymond P. Sharpe	     	4,448,027	     	4,555
		       James F. O'Connor	     	4,446,222     		6,360

Item 5.  Other Information
--------------------------

		       On July 29, 1997, the Company's Board of Directors approved a two-for-one stock split, effective August 20, 1997.
When the stock split becomes effective, each existing common stock certificate will thereafter represent a number of shares equal to two times the number of shares specified on its face, and may be exchanged for a new share certificate reflecting the stock split.
In addition, the Company's authorized common stock changed from 30,000,000 shares with a par value of $1.00 per share and 6,710,687 issued shares to 60,000,000 shares with a par value of $ .50 per share and 13,421,374 issued shares. Common Stock in treasury changed from 652,681 shares to 1,305,362 shares.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)	Exhibits
    11 - Computation of Earnings Per Share Statement.

(b)	No reports on Form 8-K were filed during the quarter ended
    June 30, 1997.

                    	SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   	SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      								SPS TECHNOLOGIES, INC.
                                              ----------------------
                                               				(Registrant)




Date:  August 11, 1997			                    	/s/William M. Shockley
       ---------------                        ------------------------
                                        							 	William M. Shockley
                                       								  Vice President, Chief
							                                       	  Financial Officer and
							                                       	  Controller





Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.

                   	SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                	EXHIBIT INDEX



Exhibit 11 -	Computation of Earnings Per Share	Statemen