Form 10-Q
period 1997-09-30
SPS TECHNOLOGIES INC
filed 1997-11-13
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                               QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarter ended September 30, 1997
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

   The number of shares of Registrant's Common Stock outstanding on November 4, 1997 was 12,215,962.

                SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                ---------------------------------------
                                PART 1
                                ------
                        FINANCIAL INFORMATION
                        ---------------------

Item 1. Index to Financial Statements
-------------------------------------

    	Condensed Statements of Consolidated Operations -
	    Three and Nine Months Ended September 30, 1997 and 1996 (Unaudited)

    	Condensed Consolidated Balance Sheets -
	    September 30, 1997 and December 31, 1996
	    (Unaudited)

    	Condensed Statements of Consolidated Cash Flows -
	    Nine Months Ended September 30, 1997 and 1996
	    (Unaudited)


    	Notes to Condensed Consolidated Financial Statements

                  SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
             (Unaudited-Thousands of dollars except share data)


                                Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                              ------------------------  ---------------------
                                 1997           1996        1997       1996
                              ----------    ----------  ----------  ---------
Net sales                     $  142,280    $  125,435  $  433,363  $ 360,712

Cost of goods sold               110,913        99,734     339,249    287,236
                              ----------    ----------  ----------  ---------
Gross profit                      31,367        25,701      94,114     73,476

Selling, general and
 administrative expense           17,289        16,463      51,550     45,018
                              ----------    ----------  ----------  ---------
Operating earnings                14,078         9,238      42,564     28,458
                              ----------    ----------  ----------  ---------

Other income (expense):
 Interest income                     282           180         720        285
 Interest expense                 (2,030)       (2,290)     (6,656)    (5,530)
 Equity in earnings
  of affiliates                      265           410         410        764
 Minority interest                    28          (182)        (58)      (290)
 Other, net                          (23)          144        (820)      (377)
                              ----------    ----------  ----------  ---------
                                  (1,478)       (1,738)     (6,404)    (5,148)
                              ----------    ----------  ----------  ---------
Earnings before income taxes      12,600         7,500      36,160     23,310

Provision for income taxes         4,150         1,460      12,200      6,210
                              ----------    ----------  ----------  ---------

Net earnings                  $    8,450    $    6,040  $   23,960  $  17,100
                              ==========    ==========  ==========  =========

Earnings per common share
 and common share equivalent  $      .66    $      .48  $     1.88  $    1.36
                              ==========    ==========  ==========  =========

Weighted average number of
 common shares used to compute
 earnings per share           12,888,325    12,633,740  12,772,703 12,576,310





See accompanying notes to condensed consolidated financial statements.

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Unaudited-Thousands of dollars)


                                       September 30,  December 31,
                                            1997          1996
                                       -------------  ------------
Assets

Current assets
 Cash and cash equivalents                $  10,885     $  33,310
 Accounts and notes receivable,
  less allowance for doubtful
  receivables of $2,040 (1996-$1,668)        88,959        73,542
 Inventories                                 97,445        99,778
 Deferred income taxes                       17,146        20,567
 Prepaid expenses                             3,048         2,979
 Net assets held for sale                       500         1,600
                                          ---------     ---------
     Total current assets                   217,983       231,776
                                          ---------     ---------

Investments in affiliates                     7,441         4,760
Property, plant and equipment, net of
 accumulated depreciation of $132,092
 (1996-$127,446)                            164,833       148,616
Other assets                                 58,541        42,848
                                          ---------     ---------
     Total assets                         $ 448,798     $ 428,000
                                          =========     =========


















See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (Unaudited-Thousands of dollars, except share data)


                                              September 30,  December 31,
                                                   1997          1996
                                              ------------   ------------

Liabilities and shareholders' equity

Current liabilities
 Notes payable and current portion of
   long-term debt                               $  13,265    $   16,454
 Accounts payable                                  37,136        34,952
 Accrued expenses                                  53,206        50,132
 Income taxes payable                               6,856         3,919
                                                ---------    ----------
      Total current liabilities                   110,463       105,457
                                                ---------    ----------

Deferred income taxes                              16,107        14,505
Long-term debt                                     96,069        98,838
Retirement obligations                             26,110        25,607

Minority interest                                   1,795         5,997


Shareholders' equity
 Preferred stock, par value $1 per share,
  authorized 400,000 shares, issued none
 Common stock, par value $.50 per share,
  authorized 60,000,000 shares,
  issued 13,504,125 shares (13,292,500
  shares in 1996)	                                  6,752         6,646
 Additional paid-in capital                        86,090        82,561
 Retained earnings                                124,851       100,891
 Minimum pension liability                         (2,257)       (2,257)
 Common stock in treasury, at cost,
  1,336,486 shares (1,290,762 shares in 1996)      (9,757)       (7,920)
 Cumulative translation adjustments                (7,425)       (2,325)
                                                ---------    ----------
      Total shareholders' equity                  198,254       177,596
                                                ---------    ----------
      Total liabilities and
       shareholders' equity                     $ 448,798     $ 428,000
                                                =========    ==========




See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (Unaudited-Thousands of dollars)

                                                 Nine Months Ended
                                                   September 30,
                                               ----------------------
                                                 1997          1996
                                               --------      --------

Net cash provided by operating activities      $ 42,862      $ 28,853
                                               --------      --------

Cash flows provided by (used in) investing
activities
  Additions to property, plant and equipment    (26,854)      (18,233)
  Proceeds from sale of property, plant
    and equipment                                 1,350           527
  Payments for businesses acquired, net of
    cash acquired                               (36,784)      (29,191)
                                               --------      --------
Net cash used in investing activities           (62,288)      (46,897)
                                               --------      --------
Cash flows provided by (used in) financing
activities
  Proceeds from borrowings                       23,787       140,622
  Reduction of borrowings                       (26,982)     (104,532)
  Proceeds from exercise of stock options         1,682         2,079
  Treasury stock purchases                       (1,063)
                                               --------      --------
Net cash provided by financing activities        (2,576)       38,169
                                               --------      --------
Effect of exchange rate changes on cash            (423)           39
                                               --------      --------
Net increase (decrease) in cash and cash
  equivalents                                   (22,425)       20,164

Cash and cash equivalents at
  beginning of period                            33,310         8,093
                                               --------      --------
Cash and cash equivalents at
  end of period                                $ 10,885      $ 28,257
                                               ========      ========
Significant noncash investing and
financing activities
  Debt assumed for businesses acquired         $  1,944      $  8,121
  Acquisition of treasury shares for
    stock options exercised                    $    774      $  3,133



See accompanying notes to condensed consolidated financial statements

                   SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Unaudited-Thousands of dollars except share data)


1.	Financial Statements

		In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine-month periods ended September 30, 1997 and 1996, and cash flows for the nine-month periods ended September 30, 1997 and 1996. The December 31, 1996 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1996 Annual Report filed on Form 10-K applied on a consistent basis.

2.	Business Acquisitions

		All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

		In January 1997, the Company acquired all of the outstanding shares of Postkey, Ltd. (Postkey), a manufacturer of cylindrical thread roll dies, located in Nuneaton, England, for $1,200. The excess of purchase price over the fair values of the net assets acquired was approximately $860 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

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

		On September 23, 1997, the Company acquired all of the outstanding shares of Mohawk Europa Limited (Mohawk), a specialty cutting tool manufacturer, located in Shannon, Ireland for $9,100. Purchase price approximated the fair value of the net assets acquired.

		In the first quarter of 1996, the Company formed a joint venture in China by acquiring a 55 percent interest in Shanghai
SPS Biao Wu Fasteners Co. Ltd. (SSBW). The Company contributed cash and equipment of $3,288 and manufacturing technology.

		In 1996, the Company completed two acquisitions of magnet materials manufacturers. On September 14, 1996, the Company acquired all of the outstanding shares of Flexmag Industries, Inc. (Flexmag) located in Marietta, Ohio, and the assets of a related magnets business located in Seneca, South Carolina, for $21,274. On July 3, 1996, the Company acquired all of the outstanding shares of Swift Levick Magnets Ltd. (Swift Levick), located in Derbyshire, England for $18,491. The excess of the purchase price over the fair value of the net assets acquired for both acquisitions was approximately $12,900 and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

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

		The following unaudited pro forma consolidated results of operations are presented as if the Greer, RJF, Flexmag, Swift
Levick, Mecair, LED and Mohawk acquisitions had been made at the beginning of the periods presented. The effects of the other acquisitions (Postkey, SSBW and UPL) are not material and, accordingly, have been excluded from the pro forma presentation.

                                             Nine Months Ended
                                               September 30,
                                          ----------------------
                                            1997          1996
                                          --------      --------
        	Net sales                        $446,903      $414,258
         Net earnings                       24,640        18,191
         Earnings per common share
           and common share equivalent        1.93          1.45

		The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of these periods or the future results of the combined operations.

3.	Inventories
                             September 30,      December 31,
                                 1997               1996
                             ------------       -----------
	Finished goods                 $43,188            $50,726
	Work-in-process                 28,876             25,363
	Raw materials
	  and supplies                  19,046             17,010
	Tools                            6,335              6,679
                              -----------        ----------
                                $97,445            $99,778
                              ===========        ==========

		The September 30, 1997 inventory balances include $6,100 of inventory from businesses acquired in 1997.

4.	Environmental Contingency

		The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At September 30, 1997, the accrued liability for environmental remediation represents management's best estimate of the costs related to environmental remediation which are considered probable and can be reasonably estimated. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

5.	Income Taxes

		For the nine months ended September 30, 1996, the effective tax rate is lower than the statutory tax rate because the Company revised its estimates related to the future realization of tax benefits related to its deferred tax assets.
As a result, the provision for income taxes was reduced by $1,700 in the third quarter of 1996.

6.	Common Stock Split

		On July 29, 1997, the Company's Board of Directors approved a two-for-one split of its common stock, effective
August 20, 1997, to be distributed to shareholders on August
29, 1997. In conjunction with the stock split, the Board of Directors also approved a reduction in the par value of the common shares from $1.00 to $0.50, and increased the number of authorized common shares from 30,000,000 to 60,000,000. All share and per share data for prior periods presented have been restated to reflect the stock split.

7.	Earnings Per Share

		Earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. When dilutive, stock options are included as common share equivalents using the treasury stock method.

8.	Recently Issued Accounting Standards

		In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.
128, "Earnings Per Share". This Statement establishes new standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December
15, 1997 (earlier application is not permitted).  This
Statement requires restatement of all prior-period EPS data presented. The Company has evaluated the provisions of SFAS
No. 128 and does not anticipate adoption to have a material effect on its computation of EPS.

9.	Subsequent Events

		On August 7, 1997, the Company entered into a merger agreement with Magnetic Technologies Corporation (MTC) to acquire the outstanding stock of MTC for an aggregate consideration of approximately $14,400 consisting of approximately $8,400 in cash and $6,000 in common stock of the Company. Completion of the transaction is subject to a number of conditions, including approval of a majority of MTC's stockholders at a meeting scheduled for December 2, 1997. In connection with the transaction, five stockholders of MTC, representing approximately 26% of the outstanding shares of MTC, have entered into agreements with the Company to vote their shares in favor of the merger. MTC, located in Rochester, New York and Rochester, England, designs and manufactures magnetic, electronic and mechanical subassemblies of copiers and printers for the electronic office equipment industry. As of November 11, 1997, the merger transaction had not been completed. If the merger transaction is completed, the acquisition will be accounted for under the purchase method. The results of operations of MTC will be included in the consolidated financial statements of the Company from the date the acquisition is completed.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
and Results of Operations
-------------------------

Introduction
------------

	The Company's operating results are a major improvement over the corresponding periods in the prior year. The improvement in operating results was due primarily to increased sales of aerospace fasteners and the inclusion of businesses acquired in the last fifteen months. In the first nine months of 1997, the Company completed six acquisitions which strengthened its existing businesses.

Sales and Operating Earnings by Segment
---------------------------------------

(Unaudited-Thousands of dollars)

                        Three Months Ended   Nine Months Ended
                           September 30,        September 30,
                        ------------------   -------------------
                          1997       1996       1997      1996
                        --------  --------   ---------  --------
Net sales:
  Fasteners             $ 96,095  $ 84,549    $292,076  $248,704
  Materials               46,185    40,886     141,287   112,008
                        --------  --------    --------  --------
                        $142,280  $125,435    $433,363  $360,712
                        ========  ========    ========  ========

Operating earnings:
  Fasteners             $ 10,282  $  6,344    $ 30,475  $ 19,880
  Materials                6,066     4,747      19,219    14,413
  Unallocated corporate   (2,270)   (1,853)     (7,130)   (5,835)
    costs               --------  --------    --------  --------
                        $ 14,078  $  9,238    $ 42,564  $ 28,458
                        ========  ========    ========  ========

Net Sales
---------

	Net sales increased $16.8 million, or 13.4 percent, in the third quarter of 1997 and $72.7 million, or 20.1 percent, for the nine month period ended September 30, 1997 compared to the same periods in 1996.

	Fastener segment sales increased $11.5 million, or 13.7 percent, in the third quarter of 1997 and $43.4 million, or 17.4 percent, for the nine month period. The Company's aerospace fastener sales were up 30.6 percent to $52.6 million in the third quarter and 31.0 percent to $156.1 million for the nine month period. Based on commercial aircraft production projections by the major aircraft manufacturers, the Company expects this trend of improving demand for aerospace fasteners to continue throughout 1997 and into 1998. The Company has invested and plans to continue to invest in infrastructure to increase capacity and support this projected expansion.

	The Company's industrial and Unbrako fastener sales increased $4.4 million, or 11.8 percent, in the third quarter and $9.6 million, or 8.3 percent, for the nine month period. These increases are due primarily to increased sales of Unbrako fasteners in North America and sales by Greer Stop Nut, Inc., a business acquired on February 24, 1997. Partially offsetting these increases was a decline in sales of Unbrako fasteners in Europe ($3.6 million for the nine month period) and automotive fasteners in North America ($1.6 million for the nine month period). Sales of automotive fasteners in Europe remained level with the corresponding periods in the prior year.

	Material businesses acquired in the last fifteen months (Flexmag Industries, Inc., Swift Levick Magnets Ltd., RJF International Corporation's Bonded Magnet Business and Lake Erie Design Co., Inc.) increased material segment sales by $3.4 million in the third quarter of 1997 and $25.1 million for the nine month period. Sales of superalloys increased $900 thousand, or 5.4 percent, in the third quarter and $4.9 million, or 9.6 percent, for the nine month period. This increase is driven by increased demand from the aerospace, land-based turbine and medical markets. A new vacuum melt furnace began production in the third quarter and will add meaningful melt capacity in the fourth quarter. Excluding magnetic material sales from acquired businesses, sales of magnetic materials increased $1.0 million in the third quarter and decreased $700 thousand for the nine month period. Magnetic sales to the personal computer and telecommunications markets remained strong but sales to other served markets trailed last year's levels.

Operating Earnings
------------------

	Operating earnings of the fasteners segment improved signif-icantly from $19.9 million, or 8.0 percent of sales, for the nine months ended September 30, 1996, to $30.5 million, or 10.4 percent of sales, for the nine months ended September 30, 1997. The improvement in earnings is attributed to increased sales of aerospace fasteners and cost reductions attributed to the Company's investment in new equipment and employee training programs. The operating earnings from Mecair Aerospace Industries, Inc. and Greer Stop Nut, Inc., two companies recently acquired, also contributed to this increase. Partially reducing these increases was the operating loss incurred by the Company's manufacturing facility in Coventry, England. In the first nine months of 1997, the Coventry facility lost $2.4 million which included operating losses of $1.6 million and cost of employee separations of $800 thousand. These headcount reductions are expected to generate annual savings of $850 thousand when fully implemented. The Company will continue to rationalize product lines and infrastructure at this facility until this facility is returned to profitability.

	In the third quarter of 1996, the Company restructured its manufacturing operations in Shannon, Ireland; Coventry, England and Sorocaba, Brazil. As a result, the 1996 condensed statement of consolidated operations included a $2.1 million charge to selling, general and administrative expense for the cost of employee separations.

	In the materials segment, operating earnings increased by $1.3 million in the third quarter and $4.8 million for the nine month period. The improvement in operating earnings is attributed to a higher volume and better product mix of superalloy sales, a decrease in the cost of certain raw materials and operating earnings from the recently acquired material businesses noted above.

Other Income and Expense
------------------------

	Due to higher levels of interest bearing cash, interest income increased from $285 thousand in the first nine months of 1996 to $720 thousand in the first nine months of 1997. Due to higher average levels of debt, interest expense increased from $5.5 million in the first nine months of 1996 to $6.7 million in the first nine months of 1997. The "other, net" expense item of $820 thousand includes $400 thousand of losses related to the disposal and write down of machinery and equipment at the Company's Coventry facility.

Orders and Backlog
------------------

	Incoming orders for the third quarter of 1997 were $155.4 million compared to $129.0 million in 1996, a 20.0 percent increase. Incoming orders for the nine months ended September 30, 1997 were $479.9 million compared to $382.9 million for the same period in 1996, a 25.2 percent increase. The increase in orders is attributed to an increase in orders received by the Aerospace Products Division ($19.4 million for the quarter and $51.2 million for the nine month period) and orders received by the recently acquired materials businesses ($4.9 million for the third quarter and $25.9 million for the nine month period). Partially offsetting these increases were a decrease in orders received for automotive fasteners sold in North America ($2.0 million for the quarter and $4.2 million for the nine month period). Backlog at September 30, 1997 was $231.2 million, compared to $169.1 million on the same date a year ago and $181.0 million at December 31, 1996.

Acquisitions
------------
	As discussed in Note 2 to the financial statements, the Company acquired six businesses in the first nine months of 1997. In
January 1997, the Company acquired all of the outstanding shares of Postkey Ltd. (Postkey) located in Nuneaton, England for $1.2 million. Postkey is a supplier of tooling and tool services to the United Kingdom fastener market with 1996 sales of approximately $900 thousand. This acquisition increases the Company's market penetration into the United Kingdom tool market and expands the Company's cylindrical thread roll die technical know-how. On
February 24, 1997, the Company acquired all of the outstanding shares of Greer Stop Nut, Inc. (Greer), a manufacturer of nylon insert prevailing torque (locking) nuts, located in Nashville,

Tennessee for $10 million. In 1996, Greer had sales of approximately $13.1 million. The acquisition of Greer adds a complementary branded product line to the Company's Unbrako business. On March 7, 1997, the Company acquired the assets of RJF International Corporation's (RJF) Bonded Magnet Business, a manufacturer of flexible ferrite bonded magnets, located in Cincinnati and Marietta, Ohio for $9.2 million. In 1996, RJF's Bonded Magnet Business had sales of approximately $9.2 million. These assets are being relocated to the Company's current magnetic manufacturing facility in Marietta, Ohio. On April 1, 1997, the Company paid $1.0 million to increase its ownership interest in Unbrako Products Pte., Ltd. (UPL) from 50 percent to 100 percent. UPL, located in Singapore, is a distributor of the Company's Unbrako products to the southeast Asian market with 1996 sales of approximately $3.2 million. On May 5, 1997, the Company acquired all of the outstanding shares of Lake Erie Design Co., Inc. (LED) located in Cleveland, Ohio for $8.1 million. LED is a manufacturer of high precision ceramic cores for the investment casting industry with 1996 sales of approximately $5.6 million. LED's ceramic cores are used in the manufacturing of parts for aerospace and industrial gas turbines, medical prosthesis and other precision cast applications. Over 60 percent of their sales are for aerospace applications. The acquisition of LED expands the scope of products offered by SPS' subsidiary, Cannon-Muskegon Corporation, to the investment casting industry. On September 23, 1997, the Company acquired all of the outstanding shares of Mohawk Europa Limited (Mohawk) located in Shannon, Ireland for $9.1 million. Mohawk is a manufacturer of specialty cutting tools for the automotive, aerospace and metalworking industries with sales for the first nine months of 1997 of approximately $7.7 million. The Company has acquired two tool companies (Postkey and Mohawk) in 1997 and plans to acquire additional tool companies to expand product range and geographic sales and distribution coverage.

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

	Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the condensed statements of consolidated cash flows. Net cash provided by operating activities increased by $14.0 million compared to the first nine months of 1996 primarily due to the $6.9 million improvement in net earnings and $3.1 million increase in "depreciation and amortization" (a non cash expenditure added back to net income to determine net cash provided by operating activities).

	The increase in cash used in investing activities is attributed to the 1997 payments for the acquisitions of Greer ($10 million), RJF's bonded magnet business ($9.2 million), LED ($7.8 million) and Mohawk ($8.4 million) compared to the 1996 payment for Flexmag Industries, Inc. ($20 million) and Swift Levick Magnets Ltd. ($10.4 million). Additionally, the Company spent $26.9 million for capital expenditures in the first nine months of 1997 and has estimated $37 million for the full year of 1997, a $2 million increase from the amount reported on Form 10-K for the year ended December 31, 1996.

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

	The Company's total debt to equity ratio was 55 percent at September 30, 1997, compared to 65 percent at December 31, 1996. Total debt was $109.3 million at September 30, 1997 and $115.3 million at December 31, 1996. As of September 30, 1997, under the terms of the existing credit agreements, the Company is permitted to incur an additional $48 million in debt.

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

   	11-Computation of Earnings Per Share Statement.

(b)	No reports on Form 8-K were filed during the quarter ended
    September 30, 1997.

                 SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   								SPS TECHNOLOGIES, INC.
                                           ----------------------
								                                   (Registrant)





Date:  November 6, 1997			                /s/William M. Shockley
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