Form 10-K
period 1997-12-31
SPS TECHNOLOGIES INC
filed 1998-03-31
CIK 93444

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-K


                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


  For the fiscal year ended December 31, 1997    Commission file number 1-4416

--------------------------------------------------------------------------------
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


         Title of Each Class                           Name of Each Exchange
    Common Stock, Par Value $0.50                       on Which Registered
              Per Share                               New York Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                              ----     ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 10, 1998, was approximately $562,400,000.

     The number of shares of registrant's common stock outstanding on March 10, 1998 was 12,371,357.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Exhibit 13, which contains portions of the 1997 Annual Report to Shareholders of the registrant is incorporated by reference in Parts I, II and IV of this Report. Portions of the Definitive Proxy Statement of registrant, if filed with the Securities and Exchange Commission within 120 days after December 31, 1997, are incorporated by reference in Part III of this report. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the Securities and Exchange Commission.

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    PART I


Item 1. BUSINESS

     SPS Technologies, Inc. and subsidiaries (the "Company") was incorporated in Pennsylvania in 1903. The Company is engaged in the design, manufacture and marketing of high-strength precision mechanical fasteners and precision components (fasteners); and superalloys in ingot form, ceramic cores and magnetic materials (materials).

     On July 29, 1997, the Company's Board of Directors approved a two-for-one split of its common stock. Additional information regarding the 1997 common stock split is provided in Note 2 to the financial statements included in Item 8, "Financial Statements and Supplementary Data." Capital expenditures in 1997 ($37.5 million) and 1996 ($28.2 million) were spent primarily to increase aerospace, superalloy and bonded magnet product capacity and to replace old equipment in the automotive and Unbrako manufacturing operations. In 1997, the Company spent $47.2 million on business acquisitions as it continued its strategy of acquiring relatively small companies that have operating synergies with the Company's existing businesses. Additional information regarding 1997 operations is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company is multinational in operation. In addition to 14 manufacturing plants in the United States, it operates 12 manufacturing facilities in five different countries: England, Ireland, Canada, Brazil and Australia. The Company also has a 55% interest in a manufacturing operation in China and a minority interest in a manufacturing operation in India. Marketing and warehousing operations are carried on by subsidiaries in five other countries.

     The Company sells directly to original equipment manufacturers and industrial, commercial and governmental users, and also sells through independent stocking distributors and dealers. There were no changes in these methods of distribution during 1997.

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

     Principal materials products are air and vacuum-melted iron, cobalt, and nickel-based superalloys, including CMSX(R) single-crystal alloys; ceramic cores, metallic and ceramic permanent magnets, wound and pressed powder magnetic components and magnetic ultra-thin foil and strip products.

     The Company's business is highly competitive. Competition is based primarily on technology, price, service, product quality and performance. The Company believes that its favorable competitive position is based upon its high-quality product performance and service to its customers, supported by its commitment to technological developments.

     No material part of the Company's business is dependent upon a single customer. In 1997, the five largest customers accounted for 17% of the Company's reported consolidated net sales.

     The backlog of orders at December 31 which represent firm order delivery within twelve months was as follows (in thousands of dollars):

                                          1997          1996
                                      -----------   -----------
       Fastener segment ...........    $196,569      $144,703
       Materials segment ..........      54,568        36,247
                                       --------      --------
          Total ...................    $251,137      $180,950
                                       ========      ========


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

     The Company owns certain trademarks and patents that it considers to be of importance to its two industry segments. The principal trademarks of the Company include SPS(R), ARNOLD(R), FLEXLOC(R), MULTIPHASE(R), MP35N(R), MP159(R), UNBRAKO(R), U130(R), CMSX(R) and HI-LIFE(R). The trademarks have been registered in the United States and certain foreign countries. The Company also owns or is licensed under numerous patents which have been secured over a period of years. Patents covering the CMSX-4, CMSX-10 and CM247LC superalloys are of particular importance in protecting the proprietary superalloy technology of the Company's subsidiary, Cannon-Muskegon Corporation. However, the Company does not believe that its business as a whole is materially dependent on any one or more patents or trademarks or on patent or trademark protection generally.

     Total expenditures during 1997, 1996 and 1995 for Company-sponsored research and development were $5.3 million, $5.6 million and $5.2 million, respectively. In 1997, approximately 59% of the expenditures were for the Company's fastener segment.

     Capital expenditures for property, plant and equipment are planned at $30 million in 1998, exclusive of any business acquisition.

     There were approximately 3,696 and 1,270 persons employed by the Company at December 31, 1997 in the fastener and materials segments, respectively.

     Financial information concerning industry segments and the foreign and domestic operations is included in Note 19 to the Company's Consolidated Financial Statements on pages 31 and 32 in the 1997 Annual Report to Shareholders. Exhibit 13.1 contains the information and is incorporated herein by reference.

Item 2. PROPERTIES

     The Company owns or leases the manufacturing properties described below. All properties are in good condition.

Location

      Owned                                                 Square Feet
      -----                                                 -----------
      Jenkintown, Pennsylvania ...........................  664,000 (a)
      Cleveland, Ohio ....................................  365,000 (a)
      Santa Ana, California ..............................  305,000 (a)(n)
      Salt Lake City, Utah ...............................   86,000 (a)
      Marengo, Illinois ..................................  356,000 (b)
      Muskegon, Michigan .................................  130,000 (b)
      Norfolk, Nebraska ..................................  112,000 (b)
      Marietta, Ohio .....................................   77,000 (b)
      Sevierville, Tennessee .............................   65,000 (b)
      Ogallala, Nebraska .................................   22,000 (b)
      Sorocaba, Brazil ...................................  339,000 (a)
      Coventry, England ..................................  224,000 (a)
      Smethwick, England .................................  137,000 (a)
      Leicester, England .................................  123,000 (a)
      Melbourne, Australia ...............................   44,000 (a)
      Nuneaton, England ..................................   12,000 (a)
      Derbyshire, England ................................   44,000 (b)

Leased                                             Lease Expires    Square Feet
----------------------------------------------   ---------------   ------------
       Pointe Claire, Quebec, Canada .........   (c)                 35,000 (a)
       Leicester, England ....................   (d)                 38,000 (a)
       Shannon, Ireland ......................   (e) (f) (g) (h)    280,000 (a)
       Nashville, Tennessee ..................   (i)                 99,000 (a)
       Wickliffe, Ohio .......................   (j) (k)             76,000 (b)
       Rochester, New York ...................   (l)                 70,000 (b)
       Adelanto, California ..................   (m)                 45,000 (b)
       Rochester, England ....................   (o)                  8,350 (b)
------------
(a)   Fastener segment.
(b)   Materials segment.

(c) Lease for 35,000 square feet expires October 31, 2002.
(d) Lease for 38,000 square feet expires January 12, 2002.
(e) Lease for 75,000 square feet expires November 15, 2010.
(f) Lease for 100,000 square feet expires November 13, 2010.
(g) Lease for 57,000 square feet expires April 1, 2004.
(h) Lease for 48,000 square feet expires January 1, 2112.
(i) Lease for 99,000 square feet expires August 14, 2002.
(j) Lease for 38,050 square feet expires May 1, 2009.
(k) Lease for 38,050 square feet expires July 1, 2010.
(l) Lease for 70,000 square feet expires October 31, 2006
(m) Lease for 45,000 square feet expires January 1, 2005.
(n) Approximately 70,000 square feet used for manufacturing purposes, with remaining 235,000 square feet leased.
(o) Lease for 8,350 square feet expires December 31, 1999.


     Industrial Development Revenue Bonds were issued to finance the acquisition and improvement of the Salt Lake City, Utah manufacturing facility. These bonds are collateralized by a first mortgage on the facility and a bank letter of credit.


Item 3. LEGAL PROCEEDINGS

     A discussion of legal proceedings is included in Note 11 to the Company's Consolidated Financial Statements on page 25 in the 1997 Annual Report to Shareholders. Exhibit 13.1 contains the information and is incorporated herein by reference.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1997, through the solicitations of proxies or otherwise.


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




Name                   Experience and Position Held                                                  Age
----                   ----------------------------                                                  ---
Charles W. Grigg       Chairman, Chief Executive Officer and President since March 1997.             58
                       Previously, Chairman and Chief Executive Officer since December 1993.
                       Previously, President and Chief Operating Officer, Watts Industries, Inc.
                       since 1986.
James D. Dee           Vice President, General Counsel and Secretary since May 1997. Previously,     40
                       Vice President, Environmental and Legal Affairs since February 1996.
                       Previously, Assistant Counsel and Patent Counsel since 1988.
John M. Morrash        Vice President, Treasurer and Assistant Secretary since July 1995.            43
                       Previously, Treasurer since February 1988.
William M. Shockley    Vice President, Chief Financial Officer and Controller since July 1995.       36
                       Previously, Corporate Controller since September 1992. Previously,
                       Assistant Controller since November 1991.

                                     PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS

     Information regarding the principal markets on which SPS Technologies common stock is traded, the high and low sales price for the stock on the New York Stock Exchange for each quarterly period during the past 2 years, and the approximate number of holders of common stock at March 3, 1998 is included under the caption entitled "Common Stock Information" on page 34 in the 1997 Annual Report to Shareholders. Exhibit 13.4 contains this information and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

     A summary of selected financial data for SPS Technologies for the years and year ends specified is included under the caption entitled "Selected Financial Data" on page 39 in the 1997 Annual Report to Shareholders. Exhibit 13.3 contains this information and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information regarding SPS Technologies financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 35 through 39 in the 1997 Annual Report to Shareholders. Exhibit 13.5 contains this information and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements for SPS Technologies and the required supplementary data "Summary of Quarterly Results" are included on pages 16 through 32 and page 34, respectively, in the 1997 Annual Report to Shareholders. Exhibits 13.1 and 13.2 contain this information and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of directors:

       Information regarding directors is incorporated by reference to the Definitive Proxy Statement, Election of Directors, if filed with the Securities and Exchange Commission (SEC) within 120 days after December 31, 1997. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

     (b) Identification of executive officers:

       Information regarding executive officers is contained in Part I of this report (page 4).

Item 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the Definitive Proxy Statement, Executive Compensation and Board Meetings, Committees and Compensation of Directors, if filed with the SEC within 120 days after December 31, 1997. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Definitive Proxy Statement, Ownership of Voting Securities, if filed with the SEC within 120 days after December 31, 1997. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

   1. The Consolidated Financial Statements and related notes to consolidated financial statements are set forth on pages 16 through 32 of the 1997 Annual Report to Shareholders. Exhibit 13.1 contains this information and is incorporated by reference. The Report of Independent Accountants, which covers both the Consolidated Financial Statements and the financial statement schedule, appears on page 9 of this report.

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

   3. Exhibits:

   3a        Articles of Incorporation as amended.

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

   10b SPS Exempt Employees Savings and Investment Plan as Amended and Restated, effective November 1991. Exhibit 10b to the Annual Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.

   10c SPS Technologies, Inc. Non-Exempt Employees Savings and Investment Plan as Amended and Restated, effective November 1991. Exhibit 10c to the Annual Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.

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

   13.1 1997 Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Accountants.

   13.2      Summary of Quarterly Results for 1997 and 1996.

   13.3      Selected Financial Data for 1993 through 1997.

   13.4      Common Stock Information for 1997 and 1996.

   13.5 1997 Management's Discussion and Analysis of Financial Condition and Results of Operations.

   21        Subsidiaries of the Registrant.

   23        Consent of Independent Accountants.

   27        Financial Data Schedule.

   (b) Reports on Form 8-K filed during the last quarter of 1997:

Form 8-K dated October 14, 1997 reporting a sale of equity securities pursuant to Regulation S under Item 9.

Form 8-K dated December 2, 1997 reported information under Item 5, "Other
Events."

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SPS TECHNOLOGIES, INC.
                                                -------------------------
                                                (Registrant)



                                                /s/ William M. Shockley
                                                -------------------------
                                                William M. Shockley
                                                Vice President, Chief Financial
                                                Officer and Controller


Date: March 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




            Signature                             Title                       Date
--------------------------------   ----------------------------------   ---------------
     /s/ CHARLES W. GRIGG          Chairman, Chief Executive            March 23, 1998
----------------------------        Officer, President and Director
        Charles W. Grigg            (Principal Executive Officer)

   /s/ WILLIAM M. SHOCKLEY         Vice President, Chief                March 23, 1998
----------------------------        Financial Officer and Controller
      William M. Shockley          (Principal Financial Officer)

/s/ HOWARD T. HALLOWELL, III       Director                             March 23, 1998
----------------------------
  Howard T. Hallowell, III

    /s/ JAMES F. O'CONNOR          Director                             March 23, 1998
----------------------------
       James F. O'Connor

   /s/ ERIC M. RUTTENBERG          Director                             March 23, 1998
----------------------------
       Eric M. Ruttenberg

   /s/ HARRY J. WILKINSON          Director                             March 23, 1998
----------------------------
      Harry J. Wilkinson

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Shareholders and Board of Directors
SPS Technologies, Inc.:


We have audited the consolidated financial statements of SPS Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, which financial statements are included on pages 16 through 32 of the 1997 Annual Report to Shareholders of SPS Technologies, Inc. and subsidiaries and incorporated by reference herein. We have also audited the financial statement schedule as listed in Item 14(a)2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPS Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/COOPERS & LYBRAND L.L.P.
---------------------------
COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania 19103
February 2, 1998

                                                                    SCHEDULE II


                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                 Years ended December 31, 1997, 1996 and 1995
                            (Thousands of dollars)




                                                                 Additions          Additions
                                                                  charged            charged
                                                                (deductions        (deductions
                                               Balance at        credited)          credited)                        Balance
                                              beginning of     to costs and         to other         Deductions     at end of
Description                                       year           expenses           accounts             (a)          year
------------------------------------------   --------------   --------------   ------------------   ------------   ----------
Year ended December 31, 1997:
                                                                                   $  (28)(b)
 Allowance for doubtful accounts .........      $  1,668        $     407             263 (c)         $ (283)       $ 2,027
                                                ========        =========          =========          ======        =======
 Deferred income tax valuation
   allowance .............................      $  8,857        $     150          $(1,716)(d)        $             $ 7,291
                                                ========        =========          =========          ======        ========

Year ended December 31, 1996:
                                                                                   $   26(b)
 Allowance for doubtful accounts .........      $  1,292        $     189             186(c)          $  (25)       $ 1,668
                                                ========        =========          =========          ======        ========
 Deferred income tax valuation
   allowance .............................      $ 10,349        $  (2,417)         $  925(c)          $             $ 8,857
                                                ========        =========          =========          ======        ========

Year ended December 31, 1995:
 Allowance for doubtful accounts .........      $  1,299        $     124          $ (12)(b)          $ (119)       $ 1,292
                                                ========        =========          =========          ======        ========
 Deferred income tax valuation
   allowance .............................      $ 11,462        $  (1,824)         $  711(c)          $             $10,349
                                                ========        =========          =========          =======       ========


------------
(a) Write off of uncollectible receivables, net of recoveries.
(b) Translation adjustments.
(c) Balance acquired in connection with acquisitions.
(d) Release of valuation allowances related to prior year business acquisitions and credited to goodwill, net of balances acquired with 1997 business acquisitions.

         EXHIBIT INDEX

                                                                            Page

3a     Articles of Incorporation as amended.

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

10b SPS Exempt Employees Savings and Investment Plan as Amended and Restated, effective November 1991. Exhibit 10b to the
       Annual Report on Form 10-K for the year ended December 31,
       1991, is hereby incorporated by reference.

10c SPS Technologies, Inc. Non-Exempt Employees Savings and Investment Plan as Amended and Restated, effective November 1991. Exhibit 10c to the Annual Report on Form 10-K for the year ended December 31, 1991, is hereby incorporated by reference.

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

13.1   1997 Consolidated Financial Statements,
       Notes to Consolidated Financial
       Statements and Report of Independent Accountants.

13.2   Summary of Quarterly Results for 1997 and 1996.

13.3   Selected Financial Data for 1993 through 1997.

13.4   Common Stock Information for 1997 and 1996.

13.5   1997 Management's Discussion and Analysis of
       Financial Condition and Results of Operations.

21     Subsidiaries of the Registrant.

23     Consent of Independent Accountants.

27     Financial Data Schedules.