Form 10-Q
period 1998-03-31
SPS TECHNOLOGIES INC
filed 1998-05-13
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                         FORM 10-Q


                                      QUARTERLY REPORT
                              PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934


                           For the quarter ended March 31, 1998
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

        The number of shares of registrant's common stock outstanding on May 5, 1998 was 12,419,188.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                                       INDEX
                                       -----



Part I. Financial Information
-----------------------------

Item 1.  Financial Statements


         Statements of Consolidated Operations -
	        Three Months Ended March 31, 1998 and 1997
        	(Unaudited)


        	Consolidated Balance Sheets -
        	March 31, 1998 and December 31, 1997
        	(Unaudited)


        	Condensed Statements of Consolidated Cash Flows -
        	Three Months Ended March 31, 1998 and 1997
        	(Unaudited)

        	Consolidated Statements of Comprehensive Income -
        	Three Months Ended March 31, 1998 and 1997
        	(Unaudited)

        	Notes to Condensed Consolidated Financial
	        Statements


Item 2.  Management's Discussion and Analysis of
        	Financial Condition and Results of Operations



Part II.  Other Information
---------------------------

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (Unaudited-Thousands of dollars except share data)


                                               Three Months Ended
                                                    March 31,
                                             ------------------------
                                                1998         1997
                                             ----------    ----------


Net sales                                    $  179,865    $  137,975

Cost of goods sold                              139,678       108,645
                                             ----------    ----------

Gross profit                                     40,187        29,330

Selling, general and
 administrative expense                          20,455        16,552
                                             ----------    ----------

Operating earnings                               19,732        12,778

Other income (expense):
 Interest income                                    207           340
 Interest expense                                (2,580)       (2,276)
 Equity in earnings
  of affiliates                                    (280)           85
 Minority interest                                 (212)
 Other, net                                        (127)         (207)
                                             ----------    ----------
                                                 (2,992)       (2,058)
                                             ----------    ----------

Earnings before income taxes                     16,740        10,720

Provision for income taxes                        5,820         3,600
                                             ----------    ----------

Net earnings                                 $   10,920    $    7,120
                                             ==========    ==========


Earnings per common share:

  Basic                                      $      .88    $      .59
                                             ==========    ==========

  Diluted                                    $      .85    $      .56
                                             ==========    ==========







See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        	(Unaudited-Thousands of dollars)


                                          March 31,   December 31,
                                            1998          1997
                                          ---------   ------------

Assets

Current assets
 Cash and cash equivalents                $ 15,504       $ 18,659
 Accounts and notes receivable,
  less allowance for doubtful
  receivables of $2,163 (1997-$2,027)      104,679         84,419
 Inventories                               105,072        102,466
 Deferred income taxes                      16,441         17,076
 Prepaid expenses and other                  5,229          4,268
                                          ---------      ---------
   Total current assets                    246,925        226,888
                                          ---------      ---------


Investments in affiliates                    5,708          5,988
Property, plant and equipment, net of
 accumulated depreciation of $133,268
 (1997-$131,627)                           177,398        172,599
Other assets                                73,846         66,573
                                          ---------      ---------

   Total assets                           $503,877       $472,048
                                          =========      =========








See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             	(Unaudited-Thousands of dollars, except share data)


                                          March 31,    December 31,
                                            1998           1997
                                          ---------    ------------

Liabilities and shareholders' equity

Current liabilities
 Notes payable and current portion of
   long-term debt                         $ 17,861       $ 15,211
 Accounts payable                           48,858         45,006
 Accrued expenses                           57,937         54,723
 Income taxes payable                        8,020          5,563
                                          ---------      ---------
   Total current liabilities               132,676        120,503
                                          ---------      ---------

Deferred income taxes                       15,774         14,799
Long-term debt                             104,904         95,507
Retirement obligations                      24,488         24,623

Minority interest                            1,892          1,826


Shareholders' equity
 Preferred stock, par value $1 per share,
  authorized 400,000 shares, issued none
 Common stock, par value $0.50 per share,
  authorized 60,000,000 shares,
  issued 13,614,923 shares (13,576,846
  shares in 1997)                            6,807          6,788
 Additional paid-in capital                 93,664         92,597
 Retained earnings                         144,311        133,391
 Minimum pension liability                  (2,292)        (2,292)
 Common stock in treasury, at cost,
  1,228,044 shares (1,204,766 shares
  in 1997)                                  (9,826)        (8,856)
 Cumulative translation adjustments         (8,521)        (6,838)
                                          ---------      ---------
   Total shareholders' equity              224,143        214,790
                                          ---------      ---------

      Total liabilities and
       shareholders' equity               $503,877       $472,048
                                          =========      =========


	See accompanying notes to condensed consolidated financial statements.

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
	                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                        	(Unaudited-Thousands of dollars)

                                                Three Months Ended
                                                      March 31,
                                                -------------------
                                                 1998          1997
                                                -------     -------

Net cash provided by operating
activities (including depreciation
and amortization of $6,934 in
1998 and $5,676 in 1997)                       $  8,090     $ 13,012
                                               ---------    ---------


Cash flows provided by (used in)
investing activities
  Additions to property, plant and equipment (7,740) (12,860) Proceeds from sale of property, plant
    and equipment                                   105        1,192
  Acquisitions of businesses, net of cash
    acquired                                    (10,174)     (19,534)
                                               ---------    ---------
Net cash used in investing activities           (17,809)     (31,202)
                                               ---------    ---------

Cash flows provided by (used in) financing
activities
  Proceeds from borrowings                       18,674        3,219
  Reduction of borrowings                       (11,709)      (2,993)
  Purchases of treasury stock                      (971)        (333)
  Proceeds from exercise of stock options           471          633
                                               ---------    ---------

Net cash provided by financing activities         6,465          526
                                               ---------    ---------

Effect of exchange rate changes on cash              99         (263)
                                               ---------    ---------

Net increase (decrease) in cash
  and cash equivalents                           (3,155)     (17,927)

Cash and cash equivalents at
  beginning of period                            18,659       33,310
                                               ---------    ---------

Cash and cash equivalents at
  end of period                                $ 15,504     $ 15,383
                                               =========    =========
Significant noncash financing activity
  Debt assumed with businesses acquired        $  5,000     $    900



	See accompanying notes to condensed consolidated financial statements

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (Unaudited - Thousands of dollars)




                                               Three Months Ended
                                                    March 31,
                                               --------------------
                                                1998         1997
                                               --------    --------

Net earnings                                   $10,920     $ 7,120

Other comprehensive income(expense):
  Foreign currency translation adjustments      (1,683)     (3,786)
                                               --------    --------

Total comprehensive income                     $ 9,237     $ 3,334
                                               ========    ========








See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Unaudited-Thousands of dollars except share data)

1. Financial Statements

        In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three-month periods ended March 31, 1998 and 1997, and cash flows for the three-month periods ended March 31, 1998 and 1997. The December 31, 1997 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1997 Annual Report filed on Form 10-K applied on a consistent basis.

2. Business Acquisitions

        All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

        On March 23, 1998, the Company acquired all of the outstanding shares of Greenville Metals, Inc. (Greenville), a manufacturer of specialty metals and alloys, located in Transfer, Pennsylvania, for $15,500. The excess of the purchase price over the fair values of the net assets acquired was approximately $7,700 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

        In January 1997, the Company acquired all of the outstanding shares of Postkey, Ltd. (Postkey), a manufacturer of cylindrical thread roll dies, located in Nuneaton, England for $1,200. The excess of purchase price over the fair values of the net assets acquired was approximately $860 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

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

        On March 7, 1997, the Company acquired the assets of RJF International Corporation's (RJF) Bonded Magnet Business, a manufacturer of flexible ferrite bonded magnets, located in Cincinnati and Marietta, Ohio for $9,200. The excess of the purchase price over the fair values of the net assets acquired was approximately $5,200 and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

        On May 5, 1997, the Company acquired all of the outstanding shares of Lake Erie Design Co., Inc. (LED), a manufacturer of high precision ceramic cores for the investment casting industry, located in Wickliffe, Ohio for $8,100. The excess of the purchase price over the fair values of the net assets acquired was approximately $6,500 and has been recorded as goodwill, which is being amortized on a straight-line basis over 30 years.

        On September 23, 1997, the Company acquired all of the outstanding shares of Mohawk Europa Limited (Mohawk), a specialty cutting tool manufacturer, located in Shannon, Ireland for $9,100. The purchase price approximated the fair value of the net assets acquired.

        On December 2, 1997, the Company acquired all of the outstanding shares of Magnetic Technologies Corporation (MTC), a designer and manufacturer of magnetic, electronic, and mechanical subassemblies of copiers and printers for the electronic office equipment industry, located in Rochester, New York and Rochester, England for $14,400. Approximately $9,600 was paid in cash and the remainder in common stock of the Company. The excess of the purchase price over the fair values of the net assets acquired was approximately $8,700 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

        The following unaudited pro forma consolidated results of operations are presented as if the Greenville, Greer, RJF, LED, Mohawk and MTC acquisitions had been made at the beginning of the periods presented. The effects of the Postkey acquisition is not material and, accordingly, has been excluded from the pro forma presentation.

                                     Three Months Ended
                                          March 31,
                                     ------------------
                                       1998       1997
                                     -------    -------

   Net sales                         $185,054   $156,116
   Net earnings                        11,292      7,777
   Basic earnings
     per common share                     .91        .65
   Diluted earnings
     per common share                     .88        .61


        The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.


3. Inventories

                               March 31,       December 31,
                                 1998              1997
                              ---------        -----------
   Finished goods             $ 37,142          $ 38,222
   Work-in-process              40,201            36,871
   Raw materials
     and supplies               21,445            20,843
   Tools                         6,284             6,530
                              ---------         ---------

                              $105,072          $102,466
                              =========         =========

4. Environmental Contingency

        The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At March 31, 1998, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

5. Common Stock Split

        On July 29, 1997, the Company's Board of Directors approved a two-for-one split of its common stock, effective August 20, 1997, distributed to shareholders on August 29, 1997. In conjunction with the stock split, the Board of Directors also approved a reduction in the par value of the common shares from $1.00 to $0.50, and increased the number of authorized common shares from 30,000,000 to 60,000,000. All share and per share data for prior periods presented have been restated to reflect the stock split.

6. Per Share Data

        Earnings per share amounts have been restated in accordance with Statement of Financial Accounting Standards
   No. 128, "Earnings Per Share." This restatement resulted in no material change from amounts previously reported. Earnings per share are computed as follows:

                                         Three Months Ended
                                              March 31,
                                        ---------------------
                                          1998         1997
                                        --------     --------

Net earnings                            $ 10,920     $  7,120
                                        ========     ========
Average shares of common stock
  outstanding used to compute
  basic earnings per common share     12,369,949   12,032,224

Additional common shares to be
  issued assuming exercise of
  stock options, net of shares
  assumed reacquired                     483,232      642,572
                                        --------     --------

Shares used to compute dilutive
  effect of stock options             12,853,181   12,674,796
                                      ==========   ==========

Basic earnings per common share            $ .88        $ .59
                                           =====        =====

Diluted earnings per common share          $ .85        $ .56
                                           =====        =====

        Options to purchase 169,000 shares of common stock at $33.91 per share were outstanding during the first quarter of 1997 but were not included in the computation of diluted EPS in the first quarter of 1997 because the options' exercise price was greater than the average market price of the common shares. These options expire on February 10, 2007.

7. Recently Issued Accounting Standards

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No.
   130 "Reporting Comprehensive Income." This Statement establishes standards for reporting and disclosing comprehensive income and its components. Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting segment results based on the way management organizes segments within the enterprise for making operating decisions and assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application. The Company will adopt SFAS No. 131 in the fourth quarter of 1998. Under the management approach described in SFAS No. 131, the Company expects to replace its fasteners and materials segments with fasteners, precision tools, specialty materials and magnetic materials operating segments.

        In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application. The Company will adopt SFAS No. 132 in the fourth quarter of 1998, and is still evaluating its impact on the Company's retirement plans and other benefits disclosures.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
and Results of Operations
-------------------------

Introduction
------------

     Sales and net earnings have improved in the first quarter of 1998 compared to the same quarter in 1997. All business groups within the fasteners and materials segments contributed to the improvement in operating results. Businesses acquired in 1997 also contributed to the improvement in sales and operating profit. In the first quarter of 1998, the Company completed an acquisition which expands the product offering of its specialty metals and alloys business.

Sales and Operating Earnings by Segment
---------------------------------------

(Unaudited-Thousands of dollars)
                                           Three Months Ended
                                                March 31,
                                           ------------------
                                             1998      1997
                                           --------  --------
Net sales:
  Fasteners                                $113,042  $ 92,982
  Materials                                  66,823    44,993
                                           --------  --------

                                           $179,865  $137,975
                                           ========  ========

Operating earnings:
  Fasteners                                $ 13,614  $  9,281
  Materials                                   8,768     5,807
  Unallocated corporate costs                (2,650)   (2,310)
                                           --------  --------

                                           $ 19,732  $ 12,778
                                           ========  ========

Net Sales
---------

     Net sales increased $41.9 million, or 30.4 percent, compared to the first quarter of 1997 and increased $24.6 million, or 15.9 percent, compared to the fourth quarter of 1997. Of the $41.9 million increase in first quarter net sales, businesses acquired in 1997 accounted for $17.9 million, or 42.8 percent of this increase.

     Fastener segment sales increased $20.1 million, or 21.6 percent, compared to the first quarter of 1997. Aerospace fastener sales of $62.3 million in the first quarter of 1998 are a $12.9 million, or 26.0 percent, increase from the first quarter of 1997 and $6.7 million, or 12.1 percent, increase from the fourth quarter of 1997. All aerospace fastener operations had higher sales than prior quarters noted above with the exception of Mecair Aerospace Industries, Inc. (Mecair), which was hurt by the severe ice storm in Montreal in January of 1998. The Company believes that demand for aerospace fasteners in 1998 should remain relatively high given the forecasted build rates for new aircraft and the ongoing need for maintenance and repair parts for the aging fleet of commercial and military aircraft. While aerospace orders did level off in the first quarter of 1998, the Company believes that production volume should remain at a level that will continue to generate reasonable profits and significant free cash flow.

     With the anticipated leveling of aerospace fastener orders, the growth performance of the Company's other fastener products have become even more important. The Company's automotive and industrial fastener sales increased $5.2 million, or 13.1 percent, compared to the first quarter of 1997 and $3.1 million, or 7.5 percent, compared to the fourth quarter of 1997. Industrial fastener sales have been favorably impacted by Greer Stop Nut, Inc. (Greer), a business acquired on February 24, 1997. The operating synergy with the Unbrako fastener operation in North America has created new customers and sales for both Greer and Unbrako.

     Material segment sales increased $21.8 million, or 48.5 percent, compared to the first quarter of 1997 and $14.4 million, or 27.4 percent, compared to the fourth quarter of 1997. Material segment acquisitions made after the first quarter of 1997, primarily Lake Erie Design (LED) and Magnetic Technologies Corporation (MTC) accounted for $12.2 million of the increased sales from the first quarter of 1997 and $8.6 million of the increase from the fourth quarter of 1997. Increased superalloy sales by the Cannon-Muskegon Corporation accounted for $5.5 million of the increase from the first quarter of 1997 and $3.2 million of the increase from the fourth quarter of 1997. Superalloy sales benefited from strong demand from the aerospace and medical markets.

Operating Earnings
------------------

     Operating earnings of the fastener segment improved from $9.3 million, or 10.0 percent of sales, in the first quarter of 1997 to $13.6 million, or 12.0 percent of sales, in the first quarter of
1998.   The improvement in earnings is attributed to increased
sales of aerospace fasteners and improved operating efficiencies in all fastener businesses as a result of the aggressive capital expenditure programs over the past three years. The operating earnings from Greer (acquired on February 24, 1997) and Mohawk Europa Limited (Mohawk) (acquired on September 23, 1997) also contributed to this increase.

     In the materials segment, operating earnings increased from $5.8 million, or 12.9 percent of sales, in the first quarter of 1997 to $8.8 million, or 13.1 percent of sales, in the first quarter of 1998. The improvement in operating earnings is attributed to increased volume of superalloy sales and operating earnings from the recently acquired material businesses noted above.


Other Income and Expense
------------------------

     Due to higher levels of debt, interest expense increased from $2.3 million in the first quarter of 1997 to $2.6 million in the first quarter of 1998. The $280 thousand loss in equity in earnings of affiliates is the result of a loss incurred by the Company's joint venture in China. The loss from the Chinese joint venture is primarily due to the significant decrease in sales (37 percent or $900 thousand). A portion of the profits before tax reported by Mecair and National-Arnold Magnetics Company have been offset in minority interest because the Company owns less than 100 percent of these consolidated subsidiaries. Minority interest was $212 thousand in the first quarter of 1998.

Orders and Backlog
------------------

     Incoming orders for the first quarter of 1998 were $183.7 million compared to $163.4 million in the first quarter of 1997, a
12.5 percent increase. Recently acquired businesses (primarily Greer, Mohawk, LED and MTC) accounted for $18.2 million of the increase. Partially offsetting this increase was $2.3 million decrease in orders related to aerospace fasteners. The decrease in aerospace orders is attributed to extended delivery times for certain aerospace products due to the high backlog of orders and to a flattening of current demand for aerospace fasteners, particularly in the United States. Backlog at March 31, 1998 was $258.2 million, compared to $210.1 million on the same date a year ago and $251.1 million at December 31, 1997.

Acquisitions
------------

     As discussed in Note 2 to the financial statements, the Company acquired all of the outstanding shares of Greenville Metals, Inc. (Greenville) located in Transfer, Pennsylvania, for $15.5 million on March 23, 1998. Greenville manufactures master alloy ingot and shot, foundry additive products, miscellaneous induction alloys and refines and converts scrap for a wide variety of customers. In 1997, Greenville had sales of approximately $20.5 million. Greenville's capabilities complement and expand those of the Cannon-Muskegon Corporation and the Company expects future benefits from the operational synergies that can be achieved between Cannon-Muskegon and Greenville.

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

     Cash flow provided by or used in operating activities, investing activities and financing activities is summarized in the condensed statements of consolidated cash flows. Net cash provided by operating activities decreased by $4.9 million primarily due to increased working capital.

     The decrease in cash used in investing activities is attributed to the 1998 payment for the acquisition of Greenville ($9.7 million) versus the 1997 payments for the acquisitions of Greer ($10 million) and the assets of RJF International Corporation's Bonded Magnet Business ($9.2 million). In the first quarter of 1997, the Company sold the land and building located in Puerto Rico, a former site of an Unbrako manufacturing operation closed in 1992, for $1.1 million and these proceeds are included in the consolidated cash flow from investing activities.
Additionally, the Company spent $7.7 million for capital expenditures in the first quarter of 1998 and has budgeted $30.0 million for the full year of 1998, as reported on Form 10-K for the year ended December 31, 1997.

     The Company's total debt to equity ratio was 55 percent at March 31, 1998, compared to 52 percent at December 31, 1997. Total debt was $122.8 million at March 31, 1998 and $110.7 million at December 31, 1997. As of March 31, 1998, under the terms of the existing credit agreements, the Company is permitted to incur an additional $45 million in debt.

Forward-Looking Statements
--------------------------

     Certain statements in management's discussion and analysis of financial condition and results of operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. The Company's expectations of demand for aerospace fasteners and its effect on the Company's aerospace operations, growth in the sales of superalloys and future benefits from operational synergies with newly acquired companies are all "forward looking" statements contained in management's discussion and analysis of financial condition and results of operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of market changes and competition on products and pricing, customer satisfaction and qualification issues, labor disputes, worldwide political and economic stability and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                                    	PART II
                                     -------

                               	OTHER INFORMATION
                                -----------------



Item 5.  Other Information
--------------------------


     On April 28, 1998, the Company's Board of Directors adopted a new Shareholder Rights Plan (the "New Plan") to take effect upon the termination of its existing plan which expires on November 21, 1998. The New Plan is substantially similar to, and will have the effect of extending the benefits afforded the Company and its shareholders under, the existing plan. The New Plan has not been adopted in response to any specific takeover threat and the Board of Directors is unaware of any effort by a third party to acquire control of the Company.

     The Preferred Share Purchase Rights covered by the New Plan would become exerciseable at a purchase price of $250 ten business days after a third party acquires, or announces a tender offer to acquire, ten percent or more of the Company's Common Stock. When triggered by an acquisition of the Company's Common Stock, each Right will automatically convert into a right to purchase Common Stock at a fifty percent discount. Under certain circumstances, the right can be redeemed for $.01 per Right or exchanged for one share of Common Stock per Right. The New Plan expires on November 21, 2008, unless extended.

     A summary of the New Plan will be mailed to shareholders of record on or around November 21, 1998. A complete copy of the New Plan will be filed with the Securities and Exchange Commission and will be available from the Company upon the request of a rights holder.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        	SPS TECHNOLOGIES, INC.
                                         ----------------------

                                        	(Registrant)





Date:  May 8, 1998                      	/s/William M. Shockley
       -----------                       ----------------------
                                        	William M. Shockley
	                                        Vice President,
	                                        Chief Financial Officer
	                                        and Controller





Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.