Form 10-Q
period 1998-06-30
SPS TECHNOLOGIES INC
filed 1998-08-13
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             	FORM 10-Q


                          QUARTERLY REPORT
                   PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarter ended June 30, 1998
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of Registrant's Common Stock outstanding on July 31, 1998 was 12,725,757.

                 SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 ---------------------------------------

                                  INDEX
                                  -----


Part I. Financial Information
-----------------------------

Item 1.  Financial Statements


        	Statements of Consolidated Operations -
        	Three and Six Months Ended June 30, 1998 and 1997
        	(Unaudited)


        	Consolidated Balance Sheets -
        	June 30, 1998 and December 31, 1997
        	(Unaudited)


        	Condensed Statements of Consolidated Cash Flows -
        	Six Months Ended June 30, 1998 and 1997
        	(Unaudited)


        	Consolidated Statements of Comprehensive Income -
        	Three and Six Months Ended June 30, 1998 and 1997
        	(Unaudited)


        	Notes to Condensed Consolidated Financial
        	Statements



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



Part II. Other Information
--------------------------

Item 4.  Submission of Matters to Vote of Security
         Holders

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
               (Unaudited-Thousands of dollars, except share data)


                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              ----------------------   ---------------------
                                 1998         1997        1998        1997
                              ---------    ---------   ---------   ---------

Net sales                     $ 175,149    $ 153,108   $ 355,014   $ 291,083

Cost of goods sold              133,376      119,691     273,054     228,336
                              ---------    ---------   ---------   ---------

Gross profit                     41,773       33,417      81,960      62,747

Selling, general and
 administrative expense          20,904       17,709      41,359      34,261
                              ---------    ---------   ---------   ---------

Operating earnings               20,869       15,708      40,601      28,486
                              ---------    ---------   ---------   ---------

Other income (expense):
 Interest income                    345           98         552         438
 Interest expense                (2,561)      (2,350)     (5,141)     (4,626)
 Equity in earnings (loss)
  of affiliates                    (503)          60        (783)        145
 Minority interest                 (210)         (86)       (422)        (86)
 Other, net                        (320)        (590)       (447)       (797)
                              ---------    ---------   ---------   ---------
                                 (3,249)      (2,868)     (6,241)     (4,926)
                              ---------    ---------   ---------   ---------

Earnings before income taxes     17,620       12,840      34,360      23,560

Provision for income taxes        5,900        4,450      11,720       8,050
                              ---------    ---------   ---------   ---------

Net earnings                  $  11,720    $   8,390   $  22,640   $  15,510
                              =========    =========   =========   =========


Earnings per common share:

  Basic                       $    0.94    $    0.69   $    1.82   $    1.29
                              =========    =========   =========   =========

  Diluted                     $    0.90    $    0.66   $    1.75   $    1.22
                              =========    =========   =========   =========






See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       	(Unaudited-Thousands of dollars)


                                          June 30,    December 31,
                                            1998          1997
                                          --------    ------------

Current assets
 Cash and cash equivalents                $ 13,967       $ 18,659
 Accounts and notes receivable,
  less allowance for doubtful
  receivables of $2,810 (1997-$2,027)      104,540         84,419
 Inventories                               109,207        102,466
 Deferred income taxes                      15,983         17,076
 Prepaid expenses and other                  5,129          4,268
                                          --------       --------
    	Total current assets               248,826        226,888
                                          --------       --------

Investments in affiliates                    5,205          5,988
Property, plant and equipment, net of
 accumulated depreciation of $138,431
 (1997-$131,627)                           188,809        172,599
Other assets                                80,154         66,573
                                          --------       --------

     Total assets                         $522,994       $472,048
                                          ========       ========






See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              	(Unaudited-Thousands of dollars, except share data)


                                          June 30,     December 31,
                                            1998           1997
                                          --------     ------------

Liabilities and shareholders' equity

Current liabilities
 Notes payable and current portion of
   long-term debt                      	  $ 19,043       $ 15,211
 Accounts payable                           47,902         45,006
 Accrued expenses                           57,969         54,723
 Income taxes payable                        4,603          5,563
                                          --------       --------
   Total current liabilities               129,517        120,503
                                          --------       --------

Deferred income taxes                       16,882         14,799
Long-term debt                             112,034         95,507
Retirement obligations                      24,720         24,623

Minority interest                            1,957          1,826


Shareholders' equity
 Preferred stock, par value $1 per share,
  authorized 400,000 shares, issued none
 Common stock, par value $0.50 per share,
  authorized 60,000,000 shares,
  issued 13,753,190 shares (13,576,846
  shares in 1997)                            6,877          6,788
 Additional paid-in capital                 97,465         92,597
 Retained earnings                         156,031        133,391
 Accumulated other comprehensive income
  Minimum pension liability                 (2,292)        (2,292)
  Cumulative translation adjustments        (9,286)        (6,838)
 Common stock in treasury, at cost,
  1,246,080 shares (1,204,766 shares
  in 1997)                                 (10,911)        (8,856)
                                          --------       --------
   Total shareholders' equity              237,884        214,790
                                          --------       --------

      Total liabilities and
       shareholders' equity               $522,994       $472,048
                                          ========       ========






See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                       	(Unaudited-Thousands of dollars)

                                                  Six Months Ended
                                                       June 30,
                                              ----------------------
                                                 1998          1997
                                              --------     ---------

Net cash provided by operating
activities (including depreciation
and amortization of $14,328 in
1998 and $11,841 in 1997)                     $ 30,290      $ 24,477
                                              --------      --------

Cash flows provided by (used in)
investing activities
  Additions to property, plant and equipment   (13,960)      (19,480)
  Proceeds from sale of property, plant
    and equipment                                  122         1,360
  Acquisitions of businesses, net of cash
    acquired                                   (22,536)      (28,349)
                                              --------      --------

Net cash used in investing activities          (36,374)      (46,469)
                                              --------      --------

Cash flows provided by (used in) financing
activities
  Proceeds from borrowings                      27,531        10,663
  Reduction of borrowings                      (26,461)      (10,615)
  Purchases of treasury stock                     (812)         (333)
  Proceeds from exercise of stock options        1,389         1,365
                                              --------      --------

Net cash provided by financing activities        1,647         1,080
                                              --------      --------

Effect of exchange rate changes on cash           (255)         (201)
                                              --------      --------

Net decrease in cash and cash equivalents       (4,692)      (21,113)

Cash and cash equivalents at
  beginning of period                           18,659        33,310
                                              --------      --------

Cash and cash equivalents at
  end of period                               $ 13,967      $ 12,197
                                              ========      ========

Significant noncash investing
 and financing activities
  Debt assumed with businesses acquired       $ 19,686      $  1,578
  Acquisition of treasury shares for
    stock options exercised                   $  1,243      $    139






See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        (Unaudited - Thousands of dollars)




                              Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                              -------------------      -------------------
                                1998       1997          1998        1997
                              -------     -------      -------     -------


Net earnings                  $11,720     $ 8,390      $22,640     $15,510

Other comprehensive
 income(expense):
   Foreign currency
    translation adjustments      (765)      1,292       (2,448)     (2,494)
                               -------     -------      -------     -------

Total comprehensive income     $10,955     $ 9,682      $20,192     $13,016
                               =======     =======      =======     =======






See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited-Thousands of dollars, except share data)

1. Financial Statements

       In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six month periods ended June 30, 1998 and 1997. The December 31, 1997 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1997 Annual Report filed on Form 10-K applied on a consistent basis.

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

       On June 30, 1998, the Company acquired all of the outstanding shares of Terry Machine Company (Terry), a manufacturer of specialty cold headed fasteners for the automotive industry, located in Waterford, Michigan, for $22,300. The excess of the purchase price over the fair values of the net assets acquired was approximately $7,800 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

       On June 30, 1998, the Company also acquired the operating assets of Howell Penncraft (Penncraft), a manufacturer of high-speed tool steel and carbide products used in metal forming, located in Howell, Michigan, for $3,500. The purchase price approximated the fair value of the net assets acquired.

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

       The following unaudited pro forma consolidated results of operations are presented as if the Greenville, Terry, Penncraft, Greer, RJF, LED, Mohawk and MTC acquisitions had been made at the beginning of the periods presented. The effects of the Postkey acquisition is not material and, accordingly, has been excluded from the pro forma presentation.

                                           Six Months Ended
                                               June 30,
                                         --------------------
                                           1998        1997
                                         --------    --------

   Net sales                             $383,507    $351,139
   Net earnings                            22,589      16,712
   Basic earnings
     per common share                        1.82        1.37
   Diluted earnings
     per common share                        1.75        1.32


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

3. Inventories

                              June 30,        December 31,
                                1998              1997
                              --------        ------------

   Finished goods             $ 39,659          $ 38,222
   Work-in-process              39,096            36,871
   Raw materials
     and supplies               24,208            20,843
   Tools                         6,244             6,530
                              --------          --------

                              $109,207          $102,466
                              ========          ========

       The June 30, 1998 inventory balances include $7,100 of inventory from businesses acquired in 1998.

4. Environmental Contingency

       The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At June 30, 1998, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

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

6. Per Share Data

       Earnings per share amounts have been restated in accordance with Statement of Financial Accounting Standards
   No. 128, "Earnings Per Share." This restatement resulted in no material change from amounts previously reported. Earnings per share are computed as follows:

                           Three Months Ended           Six Months Ended
                                 June 30,                   June 30,
                       -------------------------   -------------------------
                           1998          1997          1998          1997
                       -----------   -----------   -----------   -----------

Net earnings           $    11,720   $     8,390   $    22,640   $    15,510
                       ===========   ===========   ===========   ===========

Average shares of
  common stock
  outstanding used
  to compute basic
  earnings per
  common share          12,454,097    12,079,232    12,415,615    12,057,184

Additional common
  shares to be
  issued assuming
  exercise of stock
  options, net of
  shares assumed
  reacquired               527,941       642,554       505,587       642,564
                       -----------   -----------   -----------   -----------

Shares used to
  compute dilutive
  effect of stock
  options               12,982,038    12,721,786    12,921,202    12,699,748
                       ===========   ===========   ===========   ===========

Basic earnings per
  common share               $0.94         $0.69         $1.82        $1.29
                             =====         =====         =====        =====

Diluted earnings per
   common share              $0.90         $0.66         $1.75        $1.22
                             =====         =====         =====        =====


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

       In February 1998, the Financial Accounting Standards
   Board issued Statement of Financial Accounting Standards
   (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application. The Company will adopt SFAS No. 132 in the fourth quarter of 1998, and is still evaluating its impact on the Company's retirement plans and other benefits disclosures.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This Statement is effective for all interim period financial statements for fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 in the first quarter of 2000. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or its financial position.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
and Results of Operations
-------------------------

Introduction
------------

       Sales, net earnings and net cash provided by operating activities are a major improvement over the corresponding periods in the prior year. With the inclusion of businesses acquired in 1997 and 1998, all business groups within the fasteners and materials segments contributed to the improvement in operating results. In the first six months of 1998, the Company completed three acquisitions which expands the product offerings of the related business groups.

Sales and Operating Earnings by Segment
---------------------------------------

(Unaudited-Thousands of dollars)

                        Three Months Ended    Six Months Ended
                              June 30,            June 30,
                        ------------------   -------------------
                          1998      1997       1998       1997
                        --------  --------   --------   --------
Net sales:
  Fasteners             $110,362  $102,999   $223,404   $195,981
  Materials               64,787    50,109    131,610     95,102
                        --------  --------   --------   --------

                        $175,149  $153,108   $355,014   $291,083
                        ========  ========   ========   ========

Operating earnings:
  Fasteners             $ 14,829  $ 10,912   $ 28,443   $ 20,193
  Materials                8,775     7,346     17,543     13,153
  Unallocated
    corporate costs       (2,735)   (2,550)    (5,385)    (4,860)
                        --------  --------   --------   --------

                        $ 20,869  $ 15,708   $ 40,601   $ 28,486
                        ========  ========   ========   ========

Net Sales
---------

       Net sales increased $22.0 million, or 14.4 percent, in the second quarter of 1998 and $63.9 million, or 22.0 percent, for the six month period ended June 30, 1998 compared to the same periods in 1997.

       Fastener segment sales increased $7.4 million, or 7.1 percent, in the second quarter of 1998 and $27.4 million, or 14.0 percent, for the six month period. The Company's aerospace fastener sales were up 15.1 percent to $62.1 million in the second quarter and
20.3 percent to $124.4 million for the six month period.  The
Company believes that demand for aerospace fasteners in 1998 should remain relatively high given the forecasted build rates for new aircraft and the ongoing need for maintenance and repair parts for the aging fleet of commercial and military aircraft. While aerospace orders did level off in the first half of 1998, the

Company believes that production volume should remain at a level that will continue to generate reasonable profits and significant free cash flow.

       The Company's automotive and industrial fastener sales decreased $1.7 million, or 3.9 percent, compared to the second quarter of 1998 but increased $3.5 million, or 4.1 percent, for the six month period. Modest growth in sales of fasteners manufactured in North America and Europe have been offset by a decrease in sales of fasteners manufactured in Brazil and Australia. The overall weakness of the Brazilian economy and increased fastener industry capacity has adversely affected the Company's Brazilian operation. The Company's Australian operation was adversely affected by weak conditions in the automotive industry as a result of the Asian economic slowdown.

       The fastener segment includes sales by the Precision Tool Group. This group was formed to build a full service, global tool business focusing on precision consumable tools used for metal forming and cutting. Due primarily to the acquisition of Mohawk Europa Limited (Mohawk) on September 23, 1997, this group increased sales by $3.5 million in the second quarter and $7.0 million for the six month period.

       Material segment sales increased $14.7 million, or 29.3 percent, in the second quarter of 1998 and $36.5 million, or 38.4 percent, for the six month period. Material segment acquisitions made after the second quarter of 1997, primarily Magnetic Technologies Corporation (MTC) and Greenville Metals, Inc., accounted for $11.4 million of the increased sales in the second quarter and $18.2 million of the increased sales in the six month period. Superalloy sales by the Cannon-Muskegon Corporation increased $2.1 million in the second quarter and $7.5 million in the six month period. Superalloy sales benefited from strong demand from the aerospace and medical markets.


Operating Earnings
------------------

       Operating earnings of the fasteners segment improved signif-icantly from $20.2 million, or 10.3 percent of sales, for the six months ended June 30, 1997, to $28.4 million, or 12.7 percent of sales, for the six months ended June 30, 1998. The improvement in earnings is attributed to increased sales of aerospace fasteners and improved operating efficiencies in all fastener businesses as a result of the aggressive capital expenditure programs over the past three years. The operating earnings from Mohawk (acquired on September 23, 1997) also contributed to this increase.

       In the materials segment, operating earnings increased by $1.4 million in the second quarter and $4.4 million for the six month period. The improvement in operating earnings is attributed to increased volume of superalloy sales and operating earnings from the recently acquired material businesses noted above.

Other Income and Expense
------------------------

       Due to higher levels of debt, interest expense increased from $4.6 million in the first six months of 1997 to $5.1 million in the first six months of 1998. The $783 thousand loss in equity in earnings of affiliates is the result of losses incurred by the Company's affiliates in China and India. The loss from the Chinese joint venture is primarily due to the significant decrease in sales (27 percent or $1.3 million). The loss from the India affiliate is primarily due to the writeoff of certain receivables and higher interest expense. A portion of the profits before tax reported by Mecair and National-Arnold Magnetics Company have been offset in minority interest because the Company owns less than 100 percent of these consolidated subsidiaries. Minority interest was $422 thousand in the first half of 1998.

Orders and Backlog
------------------

       Incoming orders for the second quarter of 1998 were $166.9 million compared to $161.1 million in 1997, a 3.6 percent increase. Incoming orders for the six months ended June 30, 1998 were $350.6 million compared to $324.5 million for the same period in 1997, an
8.1 percent increase. Recently acquired businesses (primarily Mohawk, MTC and Greenville) increased orders by $18.3 million for the quarter and $31.5 million for the six month period. Partially offsetting these increases was a decrease in orders received for aerospace fasteners ($13.5 million for the quarter and $15.8 million for the six month period). The decrease in aerospace orders is attributed to extended delivery times for certain aerospace products due to the high backlog of orders and to a flattening of current demand for aerospace fasteners, particularly in the United States. Backlog at June 30, 1998 was $245.9 million, compared to $221.8 million on the same date a year ago and $251.1 million at December 31, 1997.

Acquisitions
------------

       As discussed in Note 2 to the financial statements, the Company acquired three businesses in the first six months of 1998. On March 23, 1998, the Company acquired all of the outstanding shares of Greenville Metals, Inc. (Greenville) located in Transfer, Pennsylvania, for $15.5 million. Greenville manufactures master alloy ingot and shot, foundry additive products, miscellaneous induction alloys and refines and converts scrap for a wide variety of customers. In 1997, Greenville had sales of approximately $20.5 million. Greenville's capabilities complement and expand those of the Cannon-Muskegon Corporation and the Company expects future benefits from the operational synergies that can be achieved between Cannon-Muskegon and Greenville. On June 30, 1998, the Company acquired all of the outstanding shares of Terry Machine Company (Terry) located in Waterford, Michigan, for $22.3 million. Terry manufactures specialty cold headed fasteners for the automotive industry and had sales for the twelve months ended April 30, 1998 of approximately $37.2 million. This acquisition expands the Company's automotive product lines at a time when auto makers are attempting to limit the number of suppliers they do business with. On June 30, 1998, the Company purchased the operating assets of Howell Penncraft (Penncraft) located in Howell, Michigan, for $3.5 million. Penncraft is a manufacturer of high-speed tool steel and carbide products used in metal forming. This acquisition expands the product range and geographic sales coverage of the Company's Precision Tool Group.

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

       Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the condensed statements of consolidated cash flows. Net cash provided by operating activities increased by $5.8 million compared to the first six months of 1997 primarily due to the $7.1 million improvement in net earnings.

       The decrease in cash used in investing activities is attributed to the 1998 payments for the acquisitions of Greenville ($9.7 million), Terry ($8.4 million) and Penncraft ($4.0 million) versus the 1997 payments for the acquisitions of Greer Stop Nut, Inc. ($10 million), RJF International Corporation's bonded magnet business ($9.2 million) and Lake Erie Design Co., Inc. ($7.8 million). In January 1997, the Company sold land and a building located in Puerto Rico, a former site of an Unbrako manufacturing operation closed in 1992, for $1.1 million and these proceeds are included in the consolidated cash flow from investing activities. Additionally, the Company spent $14.0 million for capital expenditures in the first six months of 1998 and has budgeted $30.0 million for the full year of 1998, as reported on Form 10-K for the year ended December 31, 1997.

       The Company's total debt to equity ratio was 55 percent at June 30, 1998, compared to 52 percent at December 31, 1997. Total debt was $131.1 million at June 30, 1998 and $110.7 million at December 31, 1997. As of June 30, 1998, under the terms of the existing credit agreements, the Company is permitted to incur an additional $106 million in debt. In the second quarter of 1998, the Company amended its Bank Credit Agreement and $85 million Note Purchase Agreement to, among other items, redefine the covenants which limit the Company's total allowable debt. The redefined covenants use net worth versus tangible net worth in the maximum leverage ratio computation, thus increasing the amount of borrowings allowed under these debt agreements.

Forward-Looking Statements
--------------------------

       Certain statements in management's discussion and analysis of financial condition and results of operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. The Company's expectations of demand for aerospace fasteners and its effect on the Company's aerospace operations and future benefits from operational synergies with newly acquired companies are "forward looking" statements contained in management's discussion and analysis of financial condition and results of operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, customer satisfaction and qualification issues, labor disputes, worldwide political and economic stability and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                                    	PART II
                                     -------
                               	OTHER INFORMATION
                                -----------------

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

(a) The Annual Meeting of Shareholders was held on April 28, 1998.

(b) The name of each director elected at the Annual Meeting as the Company's three Class I directors, each to hold office until the 2001 Annual Meeting of Shareholders, is as follows:

       Howard T. Hallowell, III
       Charles W. Grigg
       Richard W. Kelso

    The name of each other director whose term of office continued after the meeting is as follows:

       Harry J. Wilkinson
       Eric M. Ruttenberg
       Raymond P. Sharpe
       James F. O'Connor


(c) The results of the election of directors with respect to each nominee for office was as follows:

                                              For        Withheld
                                           ---------     --------

       Howard T. Hallowell, III            9,443,053      57,538
       Charles W. Grigg                    9,442,865      57,726
       Richard W. Kelso                    9,442,253      58,338

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





                                         SPS TECHNOLOGIES, INC.
                                         ----------------------






Date: August 10, 1998                    /s/William M. Shockley
                                         ----------------------
                                         William M. Shockley
                                         Vice President, Chief
                                         Financial Officer and
                                         Controller




Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.