Form 10-Q
period 1998-09-30
SPS TECHNOLOGIES INC
filed 1998-11-12
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                                QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended September 30, 1998
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

           The number of shares of Registrant's Common Stock outstanding on November 5, 1998 was 12,671,174.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                                      INDEX
                                      -----




Part I. Financial Information
-----------------------------


Item 1.  Financial Statements


        	Statements of Consolidated Operations -
        	Three and Nine Months Ended
        	September 30, 1998 and 1997
        	(Unaudited)


        	Consolidated Balance Sheets -
        	September 30, 1998 and December 31, 1997
        	(Unaudited)


        	Condensed Statements of Consolidated Cash Flows -
        	Nine Months Ended September 30, 1998 and 1997
        	(Unaudited)


        	Consolidated Statements of Comprehensive Income -
        	Three and Nine Months Ended
        	September 30, 1998 and 1997
        	(Unaudited)


        	Notes to Financial Statements



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



Part II. Other Information
--------------------------

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PAGE<2>

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
               (Unaudited-Thousands of dollars except share data)


                                Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                              ------------------------  ----------------------
                                  1998         1997        1998        1997
                              ----------    ----------  ----------  ---------


Net sales                     $  184,440    $  142,280  $  539,454  $ 433,363

Cost of goods sold               143,432       110,913     416,486    339,249
                              ----------    ----------  ----------  ---------
Gross profit                      41,008        31,367     122,968     94,114

Selling, general and
 administrative expense           21,926        17,289      63,285     51,550
                              ----------    ----------  ----------  ---------
Operating earnings                19,082        14,078      59,683     42,564
                              ----------    ----------  ----------  ---------

Other income (expense):
 Interest income                     157           282         709        720
 Interest expense                 (2,539)       (2,030)     (7,680)    (6,656)
 Equity in earnings (loss)
  of affiliates                     (545)          265      (1,328)       410
 Minority interest                   (64)           28        (486)       (58)
 Other, net                         (116)          (23)       (563)      (820)
                              ----------    ----------  ----------  ---------
                                  (3,107)       (1,478)     (9,348)    (6,404)
                              ----------    ----------  ----------  ---------

Earnings before income taxes      15,975        12,600      50,335     36,160

Provision for income taxes         4,950         4,150      16,670     12,200
                              ----------    ----------  ----------  ---------
Net earnings                  $   11,025    $    8,450  $   33,665  $  23,960
                              ==========    ==========  ==========  =========


Earnings per common share:

  Basic                       $     0.87    $     0.70  $     2.69  $    1.98
                              ==========    ==========  ==========  =========

  Diluted                     $     0.84    $     0.66  $     2.59  $    1.88
                              ==========    ==========  ==========  =========




See accompanying notes to condensed consolidated financial statements.

	                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
	                          CONSOLIDATED BALANCE SHEETS
                        	(Unaudited-Thousands of dollars)


                                        September 30,     December 31,
                                            1998             1997
                                        ------------      -----------

Assets

Current assets
 Cash and cash equivalents                $ 21,970          $ 18,659
 Accounts and notes receivable,
  less allowance for doubtful
  receivables of $2,973 (1997-$2,027)      108,966            84,419
 Inventories                               112,448           102,466
 Deferred income taxes                      15,624            17,076
 Prepaid expenses and other                  4,690             4,268
                                          --------          --------
     Total current assets                  263,698           226,888
                                          --------          --------

Investments in affiliates                    4,660             5,988
Property, plant and equipment, net of
 accumulated depreciation of $146,628
 (1997-$131,627)                           192,982           172,599
Other assets                                90,651            66,573
                                          --------          --------
     Total assets                         $551,991          $472,048
                                          ========          ========













See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              	(Unaudited-Thousands of dollars, except share data)


                                        September 30,     December 31,
                                            1998              1997
                                        -------------     ------------

Liabilities and shareholders' equity

Current liabilities
 Notes payable and current portion of
   long-term debt                      	  $ 17,512         $ 15,211
 Accounts payable                           49,924           45,006
 Accrued expenses                           63,595           54,723
 Income taxes payable                        7,137            5,563
                                          --------         --------
   Total current liabilities               138,168          120,503
                                          --------         --------

Deferred income taxes                       17,013           14,799
Long-term debt                             110,791           95,507
Retirement obligations                      24,840           24,623

Minority interest                            2,006            1,826


Shareholders' equity
 Preferred stock, par value $1 per share,
  authorized 400,000 shares, issued none
 Common stock, par value $0.50 per share,
  authorized 60,000,000 shares,
  issued 13,780,288 shares (13,576,846
  shares in 1997)                            6,890            6,788
 Additional paid-in capital                106,002           92,597
 Retained earnings                         167,056          133,391
 Accumulated other comprehensive income
  Minimum pension liability                 (2,292)          (2,292)
  Cumulative translation adjustments        (6,056)          (6,838)
 Common stock in treasury, at cost,
  1,109,114 shares (1,204,766 shares
  in 1997)                                 (12,427)          (8,856)
                                          --------         --------
   Total shareholders' equity              259,173          214,790
                                          --------         --------

      Total liabilities and
       shareholders' equity               $551,991         $472,048
                                          ========         ========


	See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (Unaudited-Thousands of dollars)

                                                 Nine Months Ended
                                                   September 30,
                                               ----------------------
                                                 1998          1997
                                               --------      --------
Net cash provided by operating
activities (including depreciation
and amortization of $22,161 in
1998 and $17,373 in 1997)                      $ 56,480      $ 42,862

Cash flows provided by (used in) investing
activities
  Additions to property, plant and equipment    (19,631)      (26,854)
  Proceeds from sale of property, plant
    and equipment                                   291         1,350
  Acquisitions of businesses, net of
    cash acquired                               (25,132)      (36,784)
                                               --------      --------
Net cash used in investing activities           (44,472)      (62,288)
                                               --------      --------
Cash flows provided by (used in) financing
activities
  Proceeds from borrowings                       35,372        23,787
  Reduction of borrowings                       (42,048)      (26,982)
  Purchases of treasury stock                    (3,579)       (1,063)
  Proceeds from exercise of stock options         1,450         1,682
                                               --------      --------
Net cash used in financing activities            (8,805)       (2,576)
                                               --------      --------
Effect of exchange rate changes on cash             108          (423)
                                               --------      --------
Net increase (decrease) in cash and cash
  equivalents                                     3,311       (22,425)

Cash and cash equivalents at
  beginning of period                            18,659        33,310
                                               --------      --------
Cash and cash equivalents at
  end of period                                $ 21,970      $ 10,885
                                               ========      ========
Significant noncash investing and
financing activities
  Issuance of treasury shares for
    businesses acquired                        $  8,828
  Debt assumed with businesses acquired        $ 24,838      $  1,944
  Acquisition of treasury shares for
    stock options exercised                    $  1,778      $    774



See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (Unaudited - Thousands of dollars)




                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                                -------------------      -------------------
                                  1998        1997         1998        1997
                                -------     -------      -------     -------

Net earnings                    $11,025     $ 8,450      $33,665     $23,960

Other comprehensive
 income(expense):
   Foreign currency
    translation adjustments       3,230      (2,606)         782      (5,100)
                                -------     -------      -------     -------

Total comprehensive income      $14,255     $ 5,844      $34,447     $18,860
                                =======     =======      =======     =======







See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited-Thousands of dollars, except share data)

1. Financial Statements

       In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine month periods ended September 30, 1998 and 1997. The December 31, 1997 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1997 Annual Report filed on Form 10-K applied on a consistent basis.

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

       On July 31, 1998, the Company acquired all of the outstanding shares of Nevada Bolt & Mfg. Co. doing business as Non-Ferrous Bolt & Mfg. Co. (Non-Ferrous), a manufacturer of non-standard, hot-forged bolts and nuts from stainless steel and specialty alloy materials, located in Las Vegas, Nevada for $12,700. Approximately $8,800 was paid with 200 thousand shares of common stock from treasury and the remainder in debt assumed by the Company. The excess of the purchase price over the fair values of the net assets acquired was approximately $7,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

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

       On December 2, 1997, the Company acquired all of the outstanding shares of Magnetic Technologies Corporation (MTC), a designer and manufacturer of magnetic, electronic, and mechanical subassemblies of copiers and printers for the electronic office equipment industry, located in Rochester, New York and Rochester, England for $14,400. Approximately $9,600 was paid in cash and the remainder in common stock of the Company. The excess of the purchase price over the fair values of the net assets acquired was approximately $8,500 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

       The following unaudited pro forma consolidated results of operations are presented as if the Greenville, Terry, Penncraft, Non-Ferrous, Greer, RJF, LED, Mohawk and MTC acquisitions had been made at the beginning of the periods presented. The effects of the Postkey acquisition is not material and, accordingly, has been excluded from the pro forma presentation.

                                           Nine Months Ended
                                              September 30,
                                         ---------------------
                                           1998         1997
                                         --------     --------

        Net sales                        $578,461     $523,666
        Net earnings                       33,310       25,502
        Basic earnings
          per common share                   2.67         2.05
        Diluted earnings
       	  per common share                   2.56         1.95

       The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill and interest expense on acquisition debt, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

3. Inventories

                          September 30,       December 31,
                               1998               1997
                          -------------       ------------
   Finished goods            $ 44,569           $ 38,222
   Work-in-process             37,668             36,871
   Raw materials
     and supplies              24,369             20,843
   Tools                        5,842              6,530
                             --------           --------
                             $112,448           $102,466
                             ========           ========

       The September 30, 1998 inventory balances include $9,200 of inventory from businesses acquired in 1998.

4. Environmental Contingency

       The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At September 30, 1998, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

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

6. Per Share Data

       Earnings per share amounts have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This restatement resulted in no material change from amounts previously reported. Earnings per share are computed as follows:

                          Three Months Ended           Nine Months Ended
                             September 30,               September 30,
                       -------------------------   -------------------------
                           1998          1997         1998           1997
                       -----------   -----------   -----------   -----------

Net earnings           $    11,025   $     8,450   $    33,665   $    23,960
                       ===========   ===========   ===========   ===========

Average shares of
  common stock
  outstanding used
  to compute basic
  earnings per
  common share          12,647,054    12,138,097    12,499,041    12,083,666

Additional common
  shares to be
  issued assuming
  exercise of stock
  options, net of
  shares assumed
  reacquired               455,523       694,649       488,899       659,925
                       -----------   -----------   -----------   -----------

Shares used to
  compute dilutive
  effect of stock
  options               13,102,577    12,832,746    12,987,940    12,743,591
                       ===========   ===========   ===========   ===========

Basic earnings per
  common share               $0.87         $0.70         $2.69         $1.98
                             =====         =====         =====         =====

Diluted earnings per
   common share              $0.84         $0.66         $2.59         $1.88
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

       In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting segment results based on the way management organizes segments within the enterprise for making operating decisions and assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application. The Company will adopt SFAS No. 131 in the fourth quarter of 1998. Under the management approach described in SFAS No. 131, the Company expects to replace its fasteners and materials segments with fasteners, specialty materials and magnetic materials operating segments.

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

8. Subsequent Event

       On October 28, 1998 the Company acquired all of the outstanding shares of Chevron Aerospace Group Limited (Chevron) based in Wilford, Nottingham, England for approximately $54,000. Chevron is a manufacturer of aircraft structural assemblies, precision machined components, avionic panels, wiring harnesses and turbine lockplates. The excess of the purchase price over the fair values of the net assets acquired was approximately $25,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The acquisition of Chevron will be accounted for under the purchase method. Chevron's results of operations will be included in the consolidated financial statements from the date of acquisition.

       The following unaudited pro forma consolidated results of operations are presented as if Chevron and the 1998 material acquisitions made prior to September 30, 1998 (as described in Note 2 to the financial statements) had been made at the beginning of the periods presented.

                                        Nine Months Ended
                                          September 30,
                                        ---------------------
                                          1998         1997
                                        --------     --------

       Net sales                        $611,125     $554,652
       Net earnings                       34,661       26,546
       Basic earnings
         per common share                   2.77         2.14
       Diluted earnings
         per common share                   2.67         2.03

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

PAGE<13>


                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Introduction
------------

       Sales, net earnings and net cash provided by operating activities are a major improvement over the corresponding periods in the prior year. With the inclusion of businesses acquired in 1997 and 1998, all business groups within the fasteners and materials segments contributed to the improvement in operating results. In the first nine months of 1998, the Company completed seven acquisitions which expands the product offerings of the related business groups.

Sales and Operating Earnings by Segment
---------------------------------------

(Unaudited-Thousands of dollars)

                           Three Months Ended       Nine Months Ended
                              September 30,           September 30,
                           ------------------       -----------------
                             1998       1997          1998      1997
                           -------    -------       -------    ------

Net sales:
  Fasteners                $120,561   $ 96,095     $343,965   $292,076
  Materials                  63,879     46,185      195,489    141,287
                           --------   --------     --------   --------
                           $184,440   $142,280     $539,454   $433,363
                           ========   ========     ========   ========

Operating earnings:
  Fasteners                $ 13,361   $ 10,282     $ 41,804   $ 30,475
  Materials                   8,251      6,066       25,794     19,219
  Unallocated
    corporate costs          (2,530)    (2,270)      (7,915)    (7,130)
                           --------   --------     --------   --------
                           $ 19,082   $ 14,078     $ 59,683   $ 42,564
                           ========   ========     ========   ========
Net Sales
---------

    Net sales increased $42.2 million, or 29.6 percent, in the third quarter of 1998 and $106.1 million, or 24.5 percent, for the nine month period ended September 30, 1998 compared to the same periods in 1997.

    Fastener segment sales increased $24.5 million, or 25.5 percent, in the third quarter of 1998 and $51.9 million, or 17.8 percent, for the nine month period. The Company's aerospace fastener sales were up 18.7 percent to $62.2 million in the third quarter and 19.8 percent to $186.6 million for the nine month period. The Company believes that demand for aerospace fasteners should remain relatively high throughout 1998 and into 1999 given the forecasted build rates for new aircraft and the ongoing need for maintenance and repair parts for the aging fleet of commercial and military aircraft. While aerospace orders in North America did decrease in the first nine months of 1998, the Company believes that production volume should remain at a level that will continue to generate reasonable profits and significant free cash flow. To further participate in the expanding

PAGE<14>


European aerospace market, the Company has planned for a $4.3 million expansion project to its European aerospace fastener manufacturing operation. This expansion is intended to be completed in 1999 and increase manufacturing capacity at the facility by 25 percent.

    Excluding the $10.8 million of sales by companies acquired in the last three months (Terry Machine Company and Non-Ferrous Bolt and Mfg. Co.), the Company's automotive and industrial fastener sales decreased $1.9 million, or 4.6 percent, compared to the third quarter of 1997 but increased $1.5 million, or 1.2 percent, for the nine month period. Modest growth in sales of fasteners manufactured in North America and Europe have been offset by a decrease in sales of fasteners manufactured in Brazil and Australia. The overall weakness of the Brazilian economy and increased fastener industry capacity has adversely affected the Company's Brazilian operation. The Company's Australian operation was adversely affected by weak conditions in the automotive industry as a result of the Asian economic slowdown.

    The fastener segment includes sales by the Precision Tool Group. This group was formed to build a full service, global tool business focusing on precision consumable tools used for metal forming and cutting. Due primarily to the acquisition of Mohawk Europa Limited (Mohawk) on September 23, 1997, and Howell Penncraft, Inc. (Penncraft) on June 30, 1998, this group increased sales by $5.7 million in the third quarter and $12.8 million for the nine month period.

    Material segment sales increased $17.7 million, or 38.3 percent, in the third quarter of 1998 and $54.2 million, or 38.4 percent, for the nine month period. Material segment acquisitions made after the third quarter of 1997, primarily Magnetic Technologies Corporation (MTC) and Greenville Metals, Inc. (Greenville), accounted for $10.1 million of the increased sales in the third quarter and $28.3 million of the increased sales in the nine month period. Superalloy sales by the Cannon-Muskegon Corporation increased $6.6 million in the third quarter and $14.1 million in the nine month period. Superalloy sales benefited from strong demand from the aerospace and industrial gas turbine markets.


Operating Earnings
------------------

    Operating earnings of the fasteners segment improved significantly from $30.5 million, or 10.4 percent of sales, for the nine months ended September 30, 1997, to $41.8 million, or 12.2 percent of sales, for the nine months ended September 30, 1998. The improvement in earnings is attributed to increased sales of aerospace fasteners and improved operating efficiencies in all fastener businesses as a result of the aggressive capital expenditure programs over the past four years. New production equipment, new plant layouts and process simplification have improved margins in the fastener group segment. The operating earnings from Mohawk (acquired on September 23, 1997) and other fastener group acquisitions completed in 1998 also contributed to this increase.

    In the third quarter of 1998, the Company announced further downsizing of its manufacturing operation in Coventry, England. In connection with this downsizing, the Company incurred a third quarter charge of $1.6 million. The headcount at this facility will be reduced by two-thirds to approximately 50 employees. For the nine months ended September 30, 1998, the Coventry facility lost $3.1 million which included operating losses of $600 thousand, cost of employee separations of $1.5 million, inventory write offs of $600 thousand and other cost of $400 thousand. For the nine months ended September 30, 1997, the Coventry facility lost $2.4 million which included operating losses of $1.6 million and cost of employee separations of $800 thousand.

    Operating earnings of the materials segment increased from $19.2 million, or 13.6 percent of sales, for the nine months ended September 30, 1997 to $25.8 million, or 13.2 percent of sales, for the nine months ended September 30, 1998. The improvement in operating earnings is attributed to increased volume of superalloy sales and operating earnings from the recently acquired material businesses noted above.

Other Income and Expense
------------------------

    Due to higher levels of debt, interest expense increased from $6.7 million in the first nine months of 1997 to $7.7 million in the first nine months of 1998. The $1.3 million loss in equity in earnings of affiliates is the result of losses incurred by the Company's affiliates in China and India. The loss from the Chinese joint venture is primarily due to the significant decrease in sales (41 percent or $3.7 million). The loss from the India affiliate is primarily due to the writeoff of certain receivables and higher interest expense. A portion of the profits before tax reported by Mecair and National-Arnold Magnetics Company have been offset in minority interest because the Company owns less than 100 percent of these consolidated subsidiaries. Minority interest was $486 thousand in the first nine months of 1998.

Orders and Backlog
------------------

    Incoming orders for the third quarter of 1998 were $175.2 million compared to $155.4 million in 1997, a 12.7 percent increase. Incoming orders for the nine months ended September 30, 1998 were $525.8 million compared to $479.9 million for the same period in 1997, a 9.6 percent increase. Recently acquired businesses (primarily Terry Machine Company, Mohawk, Penncraft, MTC and Greenville) increased orders by $24.0 million for the quarter and $55.5 million for the nine month period. Partially offsetting these increases was a decrease in orders received for aerospace fasteners ($14.5 million for the quarter and $30.4 million for the nine month period). The decrease in aerospace orders is attributed to extended delivery times for certain aerospace products due to the high backlog of orders and to a flattening of current demand for aerospace fasteners manufactured in North America. Orders for aerospace fasteners manufactured in Europe actually increased by $5.6 million for the nine month period. Backlog at September 30, 1998 was $238.1 million, compared to $231.2 million on the same date a year ago and $251.1 million at December 31, 1997.

Acquisitions
------------

    As discussed in Note 2 to the financial statements, the Company acquired four businesses in the first nine months of 1998. On March 23, 1998, the Company acquired all of the outstanding shares of Greenville Metals, Inc. (Greenville) located in Transfer, Pennsylvania, for $15.5 million. Greenville manufactures master alloy ingot and shot, foundry additive products, miscellaneous induction alloys and refines and converts scrap for a wide variety of customers. In 1997, Greenville had sales of approximately $20.5 million. Greenville's capabilities complement and expand those of the Cannon-Muskegon Corporation and the Company expects future benefits from the operational synergies that can be achieved between Cannon-Muskegon and Greenville. On June 30, 1998, the Company acquired all of the outstanding shares of Terry Machine Company (Terry) located in Waterford, Michigan, for $22.3 million. Terry manufactures specialty cold headed fasteners for the automotive industry and had sales for the twelve months ended April 30, 1998 of approximately $37.2 million. This acquisition expands the Company's automotive product lines at a time when auto makers are attempting to limit the number of suppliers they do business with. On June 30, 1998, the Company purchased the operating assets of Howell Penncraft (Penncraft) located in Howell, Michigan, for $3.5 million. Penncraft is a manufacturer of high-speed tool steel and carbide products used in metal forming. This acquisition expands the product range and geographic sales coverage of the Company's Precision Tool Group. On July 31, 1998, the Company acquired all of the outstanding shares of Nevada Bolt & Mfg. Co. doing business as Non-Ferrous Bolt & Mfg. Co. (Non-Ferrous) located in Las Vegas, Nevada for $12.7 million. Non-Ferrous manufactures non-standard, hot-forged bolts and nuts from stainless steel and specialty alloy materials. For the year ended January 31, 1998, Non-Ferrous had sales of approximately $17.1 million. This acquisition expands the product range of the Company's industrial fastener products and extends their penetration into the industrial markets.

    For $2.8 million, the Company also acquired three smaller sized businesses intended to add specific product line capabilities and enhance the competitive position of the Company's current businesses. The company acquired the assets of Premier Microwave Corporation's solenoid business, certain assets of Robertson Tooling Limited (a manufacturer of planetary thread roll dies) and the assets of KSS Socket Screw, Inc. (a manufacturer of small diameter headed socket screws). The combined annual sales of these three businesses is approximately $3.5 million and all assets were or will be relocated to currently owned facilities of the Company.

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

    Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the condensed

PAGE<17>


statements of consolidated cash flows. Net cash provided by operating activities increased by $13.6 million compared to the first nine months of 1997 primarily due to the $9.7 million improvement in net earnings.

    The decrease in cash used in investing activities is attributed to the 1998 payments for the acquisitions of Greenville ($9.7 million), Terry ($8.4 million) and Penncraft ($3.5 million) versus the 1997 payments for the acquisitions of Greer Stop Nut, Inc. ($10 million), RJF International Corporation's bonded magnet business ($9.2 million), Lake Erie Design Co., Inc. ($7.8 million) and Mohawk ($8.4 million). In January 1997, the Company sold land and a building located in Puerto Rico, a former site of an Unbrako manufacturing operation closed in 1992, for $1.1 million and these proceeds are included in the consolidated cash flow from investing activities. Additionally, the Company spent $19.6 million for capital expenditures in the first nine months of 1998 and has budgeted $30.0 million for the full year of 1998, as reported on Form 10-K for the year ended December 31, 1997.

    The Company's total debt to equity ratio was 50 percent at September 30, 1998, compared to 52 percent at December 31, 1997. Total debt was $128.3 million at September 30, 1998 and $110.7 million at December 31, 1997. As of September 30, 1998, under the terms of the existing credit agreements, the Company is permitted to incur an additional $130 million in debt. In the second quarter of 1998, the Company amended its Bank Credit Agreement and $85 million Note Purchase Agreement to, among other items, redefine the covenants which limit the Company's total allowable debt. The redefined covenants use net worth versus tangible net worth in the maximum leverage ratio computation, thus increasing the amount of borrowings allowed under these debt agreements.

Year 2000 Readiness Disclosures
-------------------------------

    The following statements include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Company is identifying, evaluating and implementing changes to computer systems and applications necessary to achieve a year 2000 date conversion with no material effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. Major areas of potential business impact have been identified and conversion efforts are underway. All mainframe based computer systems have been assessed, plans have been put into place and required conversion of computer programs is partially completed. Converted programs have been tested and placed into operation. Conversion is expected to be completed by March 1999. The process of assessing the various PC and LAN based computer systems and non-information technology systems is in process. The Company has converted and tested many of these systems. The Company is communicating with suppliers, customers, financial institutions and others which it does business with to coordinate year 2000 conversion. The Company has not completed its assessment and evaluation of the state of readiness of its customers or vendors, although major customers have requested from the Company information regarding its year 2000 readiness and certain key suppliers have confirmed their own internal year 2000 readiness. The Company expects that the total cost specifically associated with addressing year 2000 issues over the cost of normal software and hardware upgrades and replacements will not be material to the Company's results of operations. For the nine months ended September 30, 1998, the Company has incurred approximately $600 thousand of incremental expenses related to this issue. All costs have been expensed in the period incurred. The failure to correct a material year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the year 2000 problem, the Company is unable to determine at this time whether the consequences of year 2000 failure will have a material impact on the Company's results of operations, liquidity or financial condition. The Company will continue to assess the readiness of its own systems and that of its suppliers and customers. Contingency plans will be developed in 1999 to deal with any problems which may become known as a result of these assessments.

Forward-Looking Statements
--------------------------

   Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. The Company's expectations of demand for aerospace fasteners and its effect on the Company's aerospace operations, future benefits from operational synergies with newly acquired companies and completing the Year 2000 date conversion with no material adverse effect on operations and at no material cost to the Company's results of operations are "forward looking" statements contained in management's discussion and analysis of financial condition and results of operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, customer satisfaction and qualification issues, labor disputes, worldwide political and economic stability and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------

Item 5.  Other Information
--------------------------

The Company Declares Dividend Distribution Under Shareholder Rights Plan
------------------------------------------------------------------------

On October 27, 1998, the Company's Board of Directors declared a dividend distribution under its new Shareholder Rights Plan (the "New Plan").

Under the terms of the New Plan, which is effective November 21, 1998, preferred purchase rights will be distributed as a dividend at the rate of one right for each Common Share held as of the close of business on November 21, 1998. Shareholders will not receive certificates for the rights, but the rights will become part of each Common Share. All rights expire on November 21, 2008.

As previously disclosed, a summary of the New Plan will be mailed to shareholders of record on or around November 21, 1998. A complete copy of the New Plan will be filed with the Securities and Exchange Commission and will be available from the Company upon the request of a rights holder.

The Company Acquires Chevron Aerospace Group Limited
----------------------------------------------------

On October 28, 1998 the Company acquired all of the outstanding shares of Chevron Aerospace Group Limited (Chevron) based in Wilford, Nottingham, England for approximately $54 million. The sources of the funds used were current available cash, proceeds from the Company's current Bank Credit Agreement and a $22 million note payable to the sellers. Chevron is a manufacturer of aircraft structural assemblies, precision machined components, avionic panels, wiring harnesses and turbine lockplates. Chevron's customers include BAe Airbus, Raytheon Hawker, Rolls-Royce, Lockheed Martin, Bombardier Shorts, Boeing and GKN Westland. Chevron was purchased from its management team and Lloyds Development Capital, a UK private equity investor. For the fiscal year ending March 31, 1999, Chevron is expected to have sales of $47 million.

The acquisition of Chevron expands SPS' product offering to the European aerospace market, which is growing rapidly due to the continued success of Airbus in booking new airplane orders. The acquisition of Chevron will be accounted for under the purchase method. Chevron's results of operations will be included in the consolidated financial statements from the date of acquisition.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits
   	    3    By-Laws as amended, effective April 28, 1998.

(b) No reports on Form 8-K were filed during the quarter ended September
    30, 1998.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       	SPS TECHNOLOGIES, INC.
                                        ----------------------
                                       	(Registrant)





Date:  November 2, 1998                	/s/William M. Shockley
                                        ----------------------
                                       	William M. Shockley
                                       	Vice President and
                                       	Chief Financial Officer





Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.

                              EXHIBIT INDEX




    3  By-Laws as amended, effective April 28, 1998.

   27  Financial Data Schedule.

PAGE<22>