Form 10-K
period 1998-12-31
SPS TECHNOLOGIES INC
filed 1999-03-31
CIK 93444

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998        Commission file number 1-4416

       ------------------------------------------------------------------

                             SPS TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its Charter)

              PENNSYLVANIA                               23-1116110
        (State of incorporation)            (I.R.S. Employer Identification No.)
    101 Greenwood Avenue, Suite 470
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

       The aggregate market value of the voting stock held by non-affiliates of the registrant at March 9, 1999, was approximately $489,057,000.

       The number of shares of registrant's common stock outstanding on March 9, 1999 was 12,687,070.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Exhibit 13, which contains portions of the 1998 Annual Report to Shareholders of the registrant is incorporated by reference in Parts I, II and IV of this Report. Portions of the Definitive Proxy Statement of registrant, if filed with the Securities and Exchange Commission within 120 days after December 31, 1998, are incorporated by reference in Part III of this report. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the Securities and Exchange Commission.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     PART I

Item 1. BUSINESS

       SPS Technologies, Inc. and subsidiaries (the "Company") was incorporated in Pennsylvania in 1903. The Company is engaged in the design, manufacture and marketing of fasteners, specialty materials, magnetic materials, aerospace structures and precision tools. The Company is multinational in operation. In addition to 18 manufacturing plants in the United States, it operates 15 manufacturing facilities in five different countries: England, Ireland, Canada, Brazil and Australia. The Company also has a 55% interest in a manufacturing operation in China and a minority interest in a manufacturing operation in India. Marketing operations are carried on by subsidiaries in five other countries.

       In 1998, the Company's sales and net earnings continued to increase. The improvement in operating results was primarily the result of increased sales of aerospace fasteners and specialty materials and the inclusion of the operating results of the businesses acquired during the past three years. The Company's businesses continued to develop and expand through its capital expenditure and "bolt on" acquisition programs. In 1998, the Company acquired the Chevron Aerospace Group, which marks the Company's expansion into the production of aerospace structural components. The Company also initiated further downsizing of its automotive fastener manufacturing operation in Coventry, England. Additional information regarding the general development of business operations in 1998 is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

       The Company is organized as seven business groups that have been aggregated into four reportable segments for financial reporting purposes. The four reportable segments are: Fasteners, Specialty Materials and Alloys, Magnetic Materials and Other. The Fasteners segment consists of three business groups which produce fasteners for the aerospace, automotive and industrial machinery markets. Principal fastener products are SPS(R) aerospace fasteners, MULTIPHASE(R) alloy fasteners and other aerospace fasteners; UNBRAKO(R) brand socket screws, hex keys, dowel pins, FLEXLOC(R) all-metal locknuts, Greer Stop Nuts(TM), SPS micro screws and SPS Non-Ferrous nuts and bolts, and engineered fasteners and precision components for gasoline and diesel engines, other critical and non-critical automotive applications, and off-highway equipment. The Specialty Materials and Alloys (SMA) segment produces specialty metals, melting services, superalloys and ceramic cores for the manufacture of components for aerospace, industrial gas turbine, medical and general engineering applications. Principal SMA products are air and vacuum-melted iron, cobalt, and nickel-based superalloys, including CMSX(R) single-crystal alloys. The Magnetic Materials segment produces magnetic materials and products for the automotive, aerospace, reprographic, computer security and advertising specialty markets. Principal magnetic materials products are metallic and ceramic permanent magnets, wound and pressed powder magnetic components, bonded magnetics, magnetic components and assemblies and magnetic ultra-thin foil and strip products. The Other segment consists of two business groups which produce structural assemblies for the aerospace market and precision consumable tools used for metal forming and cutting. Principal products of the Other segment are precision machined components, sheetmetal fabrications, avionic assemblies and HI-LIFE(R) thread roll dies and other metalworking tools.

       The Company sells directly to original equipment manufacturers and industrial, commercial and governmental users, and also sells through independent stocking distributors and dealers. There were no changes in the methods of distribution during 1998.

       The principal sources of raw materials include major and specialty steel producers, and non-ferrous metal producers, converters and distributors. The Company anticipates it will have no significant problem with respect to sources or availability of the raw materials essential to the conduct of its business.

       The Company owns certain trademarks and patents that it considers to be of importance to its four segments. The principal trademarks of the Company include SPS(R), ARNOLD(R), FLEXLOC(R), MULTIPHASE(R), MP35N(R), MP159(R), UNBRAKO(R), U130(R), CMSX(R), PLASTIFORM(R) and HI-LIFE(R). The trademarks have been registered in the United States and certain foreign countries. Generally, trademark registrations are valid so long as the trademarks registered are used and renewal of the registration is timely made. United States patents of the Company expire at various times over the next 17 years. Patents covering the CMSX-4, CMSX-10 and CM 247

LC superalloys are of particular importance in protecting the proprietary superalloy technology of the Company's subsidiary, Cannon-Muskegon Corporation. However, the Company does not believe that its business as a whole is dependent on any one or more patents or trademarks or on patent or trademark protection generally.

       No material portion of the Company's business in any segment is seasonal.

       No material part of the Company's business is dependent upon a single customer. In 1998, the five largest customers accounted for 16% of the Company's reported consolidated sales.

       The backlog of orders at December 31, which represents firm orders with scheduled delivery within the next twelve months was as follows (in thousands of dollars):

                                                           1998           1997
                                                         --------       --------
             Fasteners segment                           $186,771       $192,703
             Specialty Materials and Alloys segment        28,444         20,773
             Magnetic Materials segment                    29,259         33,795
             Other                                         51,643          3,866
                                                         --------       --------
             Total                                       $296,117       $251,137
                                                         ========       ========

       The Company's business is highly competitive. Competition is based primarily on technology, price, service, product quality and performance. The Company believes that its favorable competitive position is based upon its high-quality product performance and service to its customers, supported by its commitment to research and development.

       Total expenditures during 1998, 1997 and 1996 for Company-sponsored research and development were $5.3 million, $5.3 million and $5.6 million, respectively. In 1998, approximately 61% of the expenditures were for the Company's Fasteners segment.

       Capital expenditures for property, plant and equipment are planned at $38.0 million in 1999, excluding capital spending for businesses acquired in 1999.

       There were approximately 3,683 persons employed in the Fasteners segment, 440 persons employed in the Specialty Materials and Alloys segment, 916 persons employed in the Magnetic Materials segment and 944 persons employed in the Other segment at December 31, 1998.

       Additional narrative information and the financial information concerning industry segments and the foreign and domestic operations are included in Note 18 to the Company's Consolidated Financial Statements on pages 45 and 46 in the 1998 Annual Report to Shareholders. Exhibit 13.1 contains the information and is incorporated herein by reference.

Item 2. PROPERTIES

       The Company owns or leases the manufacturing properties described below. All properties are in good condition.

Location

      Owned                                          Square Feet
      -----                                          -----------
      Jenkintown, Pennsylvania                        663,000(a)
      Cleveland, Ohio                                 365,000(a)
      Sorocaba, Brazil                                339,000(a)
      Santa Ana, California                           305,000(a)(e)
      Coventry, England                               224,000(a)(f)
      Smethwick, England                              137,000(a)
      Leicester, England                              109,000(a)
      Salt Lake City, Utah                             86,000(a)
      Waterford, Michigan                              75,000(a)
      Melbourne, Australia                             44,000(a)
      Transfer, Pennsylvania                          245,000(b)
      Muskegon, Michigan                              130,000(b)
      Marengo, Illinois                               356,000(c)
      Norfolk, Nebraska                               112,000(c)
      Marietta, Ohio                                   78,000(c)
      Sevierville, Tennessee                           65,000(c)
      Derbyshire, England                              44,000(c)
      Ogallala, Nebraska                               22,000(c)
      Mansfield, England                               26,000(d)
      Nuneaton, England                                 9,400(d)


      Leased                                Lease Expires          Square Feet
      ------                                -------------          -----------
      Shannon, Ireland                         (g)(h)               157,000(a)
      Nashville, Tennessee                       (i)                 99,000(a)
      Las Vegas, Nevada                          (j)                 60,000(a)
      Leicester, England                         (k)                 38,000(a)
      Pointe-Claire, Quebec, Canada              (l)                 35,000(a)
      Wickliffe, Ohio                          (m)(n)                76,000(b)
      Rochester, New York                        (o)                 70,000(c)
      Adelanto, California                       (p)                 45,000(c)
      Rochester, England                         (q)                 12,000(c)
      Shannon, Ireland                         (r)(s)               123,000(d)
      Essex, England                             (t)                 80,000(d)
      Howell, Michigan                           (u)                 44,000(d)
      Nottingham, England                        (v)                 42,000(d)

--------------------

(a) Fasteners segment.
(b) Specialty Materials and Alloys segment.
(c) Magnetic Materials segment.
(d) Other segment.
(e) Approximately 70,000 square feet used for manufacturing purposes, with remaining 235,000 square feet sub-leased.
(f) Approximately 211,000 square feet used for manufacturing purposes, with remaining 13,000 square feet sub-leased.
(g) Lease for 100,000 square feet expires November 13, 2010.
(h) Lease for 57,000 square feet expires April 1, 2004.
(i) Lease for 99,000 square feet expires August 14, 2002.
(j) Lease for 60,000 square feet expires February 28, 1999.
(k) Lease for 38,000 square feet expires January 12, 2002.
(l) Lease for 35,000 square feet expires October 31, 2002.
(m) Lease for 38,000 square feet expires May 1, 2009.
(n) Lease for 38,000 square feet expires July 1, 2010.
(o) Lease for 70,000 square feet expires October 31, 2006.
(p) Lease for 45,000 square feet expires January 1, 2005.
(q) Lease for 12,000 square feet expires June 24, 2007.
(r) Lease for 75,000 square feet expires November 15, 2010.
(s) Lease for 48,000 square feet expires January 1, 2112.
(t) Lease for 80,000 square feet expires July 8, 2012.
(u) Lease for 44,000 square feet expires June 30, 2003.
(v) Leases for 42,000 square feet with various expirations. Primary lease expires December 24, 2001.

       Industrial Development Revenue Bonds were issued to finance the acquisition and improvement of the Salt Lake City, Utah manufacturing facility. These bonds are collateralized by a first mortgage on the facility and a bank letter of credit.

Item 3. LEGAL PROCEEDINGS

       A discussion of legal proceedings is included in Note 10 to the Company's Consolidated Financial Statements on page 36 and 37 in the 1998 Annual Report to Shareholders. Exhibit 13.1 contains the information and is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders during the fourth quarter of 1998, through the solicitations of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       All executive officers of the Company are named below and are appointed by the Board of Directors. The date that each officer was first appointed to their present position is indicated. No officer listed was appointed as a result of any arrangement between them and any other person as that phrase is understood under the Securities Exchange Act regulations. No family relationship exists among the executive officers of the Company.

Name                     Experience and Position Held                      Age
----                     ----------------------------                      ---
Charles W. Grigg         Chairman, Chief Executive Officer                  59
                         and President since April 1997.
                         Previously, Chairman and
                         Chief Executive Officer since
                         December 1993.  Previously,
                         President and Chief Operating Officer,
                         Watts Industries, Inc. since 1986.

James D. Dee             Vice President, General Counsel                    41
                         and Secretary since April 1997.
                         Previously, Vice President, Environmental and Legal Affairs since February 1996.
                         Previously, Assistant Counsel and
                         Patent Counsel since 1988.

John M. Morrash          Vice President, Treasurer and Assistant            44
                         Secretary since July 1995.  Previously,
                         Treasurer since February 1988.

William M. Shockley      Vice President, Chief Financial Officer            37
                         since October 1998.  Previously, Vice
                         President, Chief Financial Officer and
                         Controller since July 1995. Previously,
                         Corporate Controller since September 1992.

Margaret B. Zminda       Controller since October 1998. Previously,         40
                         Aerospace Fasteners Group Controller since
                         September 1993.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

       Information regarding the principal markets on which SPS Technologies' common stock is traded, the high and low sales price for the stock on the New York Stock Exchange for each quarterly period during the past 2 years, and the approximate number of holders of common stock at March 3, 1999 is included under the caption entitled "Common Stock Information" on page 48 in the 1998 Annual Report to Shareholders. Exhibit 13.4 contains this information and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

       A summary of selected financial data for SPS Technologies for the years and year ends specified is included under the caption entitled "Selected Financial Data" on page 48 in the 1998 Annual Report to Shareholders.
Exhibit 13.3 contains this information and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Information regarding SPS Technologies' financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 49 through 55 in the 1998 Annual Report to Shareholders. Exhibit 13.5 contains this information and is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's quantitative and qualitative information about market risk is included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 49 through 55 in the 1998 Annual Report to Shareholders. Exhibit 13.5 contains this information and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Consolidated Financial Statements for SPS Technologies and the required supplementary data "Summary of Quarterly Results" are included on pages 27 through 46 and page 48, respectively, in the 1998 Annual Report to Shareholders. Exhibits 13.1 and 13.2 contain this information and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (a)  Identification of directors

              Information regarding directors is incorporated by reference to the Definitive Proxy Statement, Election of Directors, if filed with the Securities and Exchange Commission (SEC) within 120 days after December 31, 1998. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

       (b) Identification of executive officers:

              Information regarding executive officers is contained in Part I of this report (page 6).
                                       7

Item 11. EXECUTIVE COMPENSATION

       Information regarding executive compensation is incorporated by reference to the Definitive Proxy Statement, Executive Compensation and Board Meetings, Committees and Compensation of Directors, if filed with the SEC within 120 days after December 31, 1998. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Definitive Proxy Statement, Ownership of Voting Securities, if filed with the SEC within 120 days after December 31, 1998. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) Documents filed as part of this Report:

           1. The Consolidated Financial Statements and related Notes to Consolidated Financial Statements are set forth on pages 27 through 46 of the 1998 Annual Report to Shareholders. Exhibit
                  13.1 contains this information and is incorporated by reference. The Report of Independent Accountants, which covers both the Consolidated Financial Statements and the financial statement schedule, appears on page 12 of this report.

           2.     Financial Statement Schedules:
                  The following supplemental schedule is located in this Report on the page indicated.

                                                                         Page
                                                                         ----
                         II  Valuation and Qualifying Accounts            12

           Schedules other than those listed above are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

           3.     Exhibits:

           3a Articles of Incorporation as amended. Exhibit 3a to the Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

           3b By-Laws as amended, effective April 29, 1998. Exhibit 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

           4a Rights Agreement, effective November 21, 1998. Exhibit 1 to the Form 8-A filed November 18, 1998, is hereby incorporated by reference.

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

           10s SPS Technologies, Inc. Executive Deferred Compensation Plan III, effective January 1, 1998.

           13.1 1998 Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Accountants.

           13.2   Summary of Quarterly Results for 1998 and 1997.

           13.3   Selected Financial Data for 1994 through 1998.

           13.4   Common Stock Information for 1998 and 1997.

           13.5 1998 Management's Discussion and Analysis of Financial Condition and Results of Operations.

           21     Subsidiaries of the Registrant.

           23     Consent of Independent Accountants.

           27     Financial Data Schedule.

       (b) Reports on Form 8-K filed during the last quarter of 1998:

           None.

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     SPS TECHNOLOGIES, INC.
                                                     ----------------------
                                                     (Registrant)


                                                     /s/William M. Shockley
                                                     ----------------------
                                                     William M. Shockley
                                                     Vice President,
                                                     Chief Financial Officer

Date:  March 22, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                          Title                                 Date
            ---------                                          -----                                 ----
      /s/CHARLES W. GRIGG                        Chairman, Chief Executive                       March 22, 1999
------------------------------                      Officer, President and Director
         Charles W. Grigg                           (Principal Executive Officer)


      /s/WILLIAM M. SHOCKLEY                     Vice President,                                 March 22, 1999
-------------------------------                     Chief Financial Officer
         William M. Shockley                        (Principal Financial Officer)


     /s/HOWARD T. HALLOWELL III                  Director                                        March 22, 1999
-------------------------------
      Howard T. Hallowell, III

      /s/JAMES F. O'CONNOR                       Director                                        March 22, 1999
-------------------------------
          James F.O'Connor

      /s/ERIC M. RUTTENBERG                      Director                                        March 22, 1999
-------------------------------
         Eric M. Ruttenberg

      /s/HARRY J. WILKINSON                      Director                                        March 22, 1999
-------------------------------
         Harry J. Wilkinson


                        REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors
SPS Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 8, present fairly, in all material respects, the financial position of SPS Technologies, Inc. and subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) on page 8, presents fairly, in all material respects, the information set forth therein, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements, based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

Philadelphia, Pennsylvania
February 2, 1999

                                                                     SCHEDULE II

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1998, 1997 and 1996
                             (Thousands of dollars)

                                                            Additions            Additions
                                                             charged              charged
                                                           (deductions          (deductions
                                          Balance at        credited)            credited)                            Balance at
                                          beginning       to costs and           to other                               end of
Description                               of year           expenses             accounts           Deductions           year
-----------                               ----------      ------------          -----------         ----------        ----------
Year ended December 31, 1998:
                                                                                $    (9) (b)
  Allowance for doubtful accounts ....     $ 2,027           $   990                324  (c)         $(372) (a)         $2,960
                                           =======           =======            =======              =====              ======
  Deferred income tax valuation
    allowance ........................     $ 7,291           $   752            $                    $                  $8,043
                                           =======           =======            =======              =====              ======
Year ended December 31, 1997:
                                                                                $   (28) (b)
  Allowance for doubtful accounts ....     $ 1,668           $   407                263  (c)         $(283) (a)         $2,027
                                           =======           =======            =======              =====              ======
  Deferred income tax valuation
    allowance ........................     $ 8,857           $   150            $(1,716) (d)                            $7,291
                                           =======           =======            =======              =====              ======
Year ended December 31, 1996:
                                                                                $    26  (b)
  Allowance for doubtful accounts ....     $ 1,292           $   189                186  (c)         $ (25) (a)         $1,668
                                           =======           =======            =======              =====              ======
  Deferred income tax valuation
    allowance ........................     $10,349           $(2,417)           $   925  (c)         $                  $8,857
                                           =======           =======            =======              =====              ======

(a) Write off of uncollectible receivables, net of recoveries
(b) Translation adjustments
(c) Balance acquired in connection with acquisitions
(d) Release of valuation allowances related to prior year business acquisitions and credited to goodwill, net of balances acquired with 1997 business acquisitions.

                                  EXHIBIT INDEX

3a Articles of Incorporation as amended. Exhibit 3a to the Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

3b By-Laws as amended, effective April 29, 1993. Exhibit 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

4a Rights Agreement, effective November 21, 1998. Exhibit 1 to the Form 8-A filed November 18, 1998, is hereby incorporated by reference.

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

10s SPS Technologies, Inc. Executive Deferred Compensation Plan III, effective January 1, 1998.

13.1 1998 Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Accountants.

13.2  Summary of Quarterly Results for 1998 and 1997.

13.3  Selected Financial Data for 1994 through 1998.

13.4  Common Stock Information for 1998 and 1997.

13.5 1998 Management's Discussion and Analysis of Financial Condition and Results of Operations.

21    Subsidiaries of the Registrant.

23    Consent of Independent Accountants.

27    Financial Data Schedule.