Form 10-Q
period 1999-03-31
SPS TECHNOLOGIES INC
filed 1999-05-14
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q


                                 QUARTERLY REPORT
                          PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended March 31, 1999
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

   The number of shares of Registrant's Common Stock outstanding on May 3, 1999 was 12,683,968.

                 SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 ---------------------------------------
                                  INDEX
                                  -----

Part I. Financial Information
-----------------------------

Item 1.  Financial Statements

        	Statements of Consolidated Operations -
        	Three Months Ended March 31, 1999 and 1998
        	(Unaudited)

        	Consolidated Balance Sheets -
        	March 31, 1999 and December 31, 1998
	        (Unaudited)

        	Condensed Statements of Consolidated Cash Flows -
        	Three Months Ended March 31, 1999 and 1998
        	(Unaudited)

        	Consolidated Statements of Comprehensive Income -
        	Three Months Ended March 31, 1999 and 1998
        	(Unaudited)

        	Notes to Condensed Consolidated
        	Financial Statements


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk



Part II. Other Information
--------------------------

Item 6.	Exhibits and Reports on Form 8-K

                 SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED OPERATIONS
            (Unaudited-Thousands of dollars except share data)


                                                   Three Months Ended
                                                        March 31,
                                                ------------------------
                                                   1999          1998
                                                ----------    ----------
Net sales                                       $  202,475    $  179,865

Cost of goods sold                                 157,621       139,678
                                                ----------    ----------

Gross profit                                        44,854        40,187

Selling, general and
 administrative expense                             21,185        20,455
                                                ----------    ----------

Operating earnings                                  23,669        19,732
                                                ----------    ----------

Other income (expense):
 Interest income                                       196           207
 Interest expense                                   (3,334)       (2,580)
 Equity in earnings (loss)
  of affiliates                                       (262)         (280)
 Minority interest                                     (26)         (212)
 Other, net                                            (73)         (127)
                                                ----------    ----------
                                                    (3,499)       (2,992)
                                                ----------    ----------

Earnings before income taxes                        20,170        16,740

Provision for income taxes                           6,850         5,820
                                                ----------    ----------

Net earnings                                    $   13,320    $   10,920
                                                ==========    ==========

Earnings per common share:

  Basic                                         $     1.05    $     0.88
                                                ==========    ==========

  Diluted                                       $     1.02    $     0.85
                                                ==========    ==========


See accompanying notes to condensed consolidated financial statements.

                  SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (Unaudited-Thousands of dollars)


                                              March 31,       December 31,
                                                1999              1998
                                             ----------       -----------
Assets

Current assets
 Cash and cash equivalents                    $ 24,779          $  8,414
 Accounts and notes receivable,
  less allowance for doubtful
  receivables of $2,813 (1998-$2,960)          117,246           109,300
 Inventories                                   126,237           127,366
 Deferred income taxes                          20,018            20,494
 Prepaid expenses and other                      6,880             6,366
                                             ----------        ----------
     Total current assets                      295,160           271,940
                                             ----------        ----------

Investments in affiliates                        1,771             2,033
Property, plant and equipment, net of
 accumulated depreciation of $145,328
 (1998-$150,657)                               201,388           207,800
Other assets                                   120,113           125,462
                                             ----------        ----------

     Total assets                             $618,432          $607,235
                                             ==========        ==========


See accompanying notes to condensed consolidated financial statements.

                 SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
           (Unaudited-Thousands of dollars, except share data)


                                              March 31,      December 31,
                                                1999             1998
                                             ----------      -----------

Liabilities and shareholders' equity

Current liabilities
 Notes payable and current portion of
   long-term debt                             $ 17,125         $ 18,185
 Accounts payable                               59,648           51,777
 Accrued expenses                               56,508           62,062
 Income taxes payable                            8,855            5,889
                                              ---------        ---------
   Total current liabilities                   142,136          137,913
                                              ---------        ---------

Deferred income taxes                           21,670           21,176
Long-term debt                                 155,897          154,010
Retirement obligations                          25,998           25,605

Minority interest                                1,532            1,731


Share Preferred stock, par value $1 per share,
  authorized 400,000 shares, issued none
 Common stock, par value $0.50 per share,
  authorized 60,000,000 shares,
  issued 13,868,020 shares (13,812,138
  shares in 1998)                                6,934            6,906
 Additional paid-in capital                    107,692          106,093
 Common stock in treasury, at cost,
  1,176,518 shares (1,119,008 shares
  in 1998)                                     (15,195)         (12,943)
 Retained earnings                             191,281          177,961
 Accumulated other comprehensive income
  Minimum pension liability                     (2,025)          (2,025)
  Cumulative translation adjustments           (17,488)          (9,192)
                                              ---------        ---------
    Total shareholders' equity                 271,199          266,800
                                              ---------        ---------

       Total liabilities and
        shareholders' equity                  $618,432         $607,235
                                              =========        =========


See accompanying notes to condensed consolidated financial statements.

                 SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                     (Unaudited-Thousands of dollars)


                                                    Three Months Ended
                                                         March 31,
                                                ------------------------
                                                   1999           1998
                                                ---------      ---------

   Net cash provided by operating
   activities (including depreciation
   and amortization of $8,773 in
   1999 and $6,934 in 1998)                      $ 20,089       $  8,090

   Cash flows from investing activities
     Additions to property, plant and equipment    (7,168)       ( 7,740)
     Proceeds from sale of property, plant
       and equipment                                  729            105
     Acquisitions of businesses, net of
       cash acquired                                             (10,174)
     Proceeds from sale of other assets             2,501
                                                 ---------      ---------

   Net cash used in investing activities           (3,938)       (17,809)
                                                 ---------      ---------

   Cash flows from financing activities
     Proceeds from borrowings                      10,128         18,674
     Reduction of borrowings                       (7,899)       (11,709)
     Purchases of treasury stock                   (1,682)          (971)
     Proceeds from exercise of stock options           53            471
                                                 ---------      ---------

   Net cash provided by financing activities          600          6,465
                                                 ---------      ---------

   Effect of exchange rate changes on cash           (386)            99
                                                 ---------      ---------

   Net increase (decrease) in cash and cash
     equivalents                                   16,365         (3,155)

   Cash and cash equivalents at
     beginning of period                            8,414         18,659
                                                 ---------      ---------

   Cash and cash equivalents at
     end of period                               $ 24,779       $ 15,504
                                                =========       =========


   Significant noncash investing and
   financing activities
     Debt assumed with businesses acquired                      $  5,000
     Acquisition of treasury shares for
       stock options exercised                   $    570


See accompanying notes to condensed consolidated financial statements.

                 SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    (Unaudited - Thousands of dollars)




                                                  Three Months Ended
                                                       March 31,
                                                 --------------------
                                                   1999        1998
                                                 --------    --------

Net earnings                                     $13,320     $10,920

Other comprehensive
 income(expense):
   Foreign currency
    translation adjustments                       (8,296)     (1,683)
                                                 --------    --------

Total comprehensive income                       $ 5,024     $ 9,237
                                                 ========    ========


See accompanying notes to condensed consolidated financial statements.

                 SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited-Thousands of dollars, except share data)

1. Financial Statements

       	In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three month periods ended March 31, 1999 and 1998, and cash flows for the three month periods ended March 31, 1999 and 1998. The December 31, 1998 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1998 Annual Report filed on Form 10-K applied on a consistent basis.

2. Business Acquisitions

       	All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

       	On October 28, 1998 the Company acquired all of the outstanding shares of Chevron Aerospace Group Limited (Chevron) based in Wilford, Nottingham, England for approximately $54,900. Chevron is a manufacturer of aircraft structural assemblies, precision machined components, avionic panels, wiring harnesses and turbine lockplates. The excess of the purchase price over the fair values of the net assets acquired was approximately $34,700 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

        On July 31, 1998, the Company acquired all of the outstanding shares of Nevada Bolt & Mfg. Co. doing business as Non-Ferrous Bolt & Mfg. Co. (Non-Ferrous), a manufacturer of non-standard, hot-forged bolts and nuts from stainless steel and specialty alloy materials, located in Las Vegas, Nevada for $11,900. Approximately $8,800 was paid with 203,935 shares of common stock from treasury and the remainder in debt assumed by the Company. The excess of the purchase price over the fair values of the net assets acquired was approximately $5,800 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

       	On June 30, 1998, the Company acquired the operating assets of Howell Penncraft, Inc. (Penncraft), a manufacturer of high-speed tool steel and carbide products used in metal forming, located in Howell, Michigan, for $3,500. The purchase price approximated the fair value of the net assets acquired.

       	On June 30, 1998, the Company acquired all of the outstanding shares of Terry Machine Company (Terry), a manufacturer of specialty cold headed fasteners for the automotive industry, located in Waterford, Michigan, for $22,100. The excess of the purchase price over the fair values of the net assets acquired was approximately $8,500 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

       	On March 23, 1998, the Company acquired all of the outstanding shares of Greenville Metals, Inc. (Greenville), a manufacturer of specialty metals and alloys, located in Transfer, Pennsylvania, for $15,900. The excess of the purchase price over the fair values of the net assets acquired was approximately $7,800 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

       	The following unaudited pro forma consolidated results of operations are presented as if the Chevron, Non-Ferrous, Penncraft, Terry and Greenville acquisitions had been made at the beginning of the periods presented.

                                      Three Months Ended
                                           March 31,
                                     ---------------------
                                       1999         1998
                                     --------     --------

   	Net sales                     $202,475     $212,726
   	Net earnings                    13,320       10,045
   	Basic earnings
   	  per common share                1.05          .80
   	Diluted earnings
   	  per common share                1.02          .77

       	The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt, shares of common stock issued and the related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

3. Inventories

                               March 31,         December 31,
                                 1999               1998
                               ---------         -----------
    Finished goods             $ 51,276           $ 53,748
    Work-in-process              40,666             39,192
    Raw materials
      and supplies               28,393             28,412
    Tools                         5,902              6,014
                               ---------          ---------

                               $126,237           $127,366
                               =========          =========

4. Environmental Contingency

       	The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At March 31, 1999, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

5. Per Share Data

       	Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options were exercised. Earnings per common shares are computed as follows:

                                                  Three Months Ended
                                                        March 31,
                                              ---------------------------
                                                  1999            1998
                                              -----------     -----------

   Net earnings                               $    13,320     $    10,920
                                              ===========     ===========

   Average shares of common stock
     outstanding used to compute basic
     earnings per common share                 12,692,143      12,369,949

   Additional common shares to be
     issued assuming exercise of stock
     options, net of shares assumed
     reacquired                                   376,219         483,232
                                              -----------     -----------

   Shares used to compute dilutive
     effect of stock options                   13,068,362      12,853,181
                                              ===========     ===========

   Basic earnings per common share                  $1.05           $0.88
                                                    =====           =====

   Diluted earnings per common share                $1.02           $0.85
                                                    =====           =====

6. Segment Information

        The Company has five reportable segments: Fasteners, Specialty Materials and Alloys, Magnetic Materials, Aerospace Structures and Precision Tools. The Fasteners segment consists of three business groups which produce fasteners for the aerospace, automotive and industrial machinery markets. The Specialty Materials and Alloys segment produces specialty metals, superalloys and ceramic cores for aerospace, industrial gas turbine and medical applications. The Magnetic Materials segment produces magnetic materials and products used in automotive, aerospace, reprographic, computer and advertising specialty markets. The Aerospace Structures segment produces structural assemblies for the aerospace market and the Precision Tool segment produces precision consumable tools used for metal forming and cutting.

                                                  Three Months Ended
                                                        March 31,
                                               -----------------------
                                                 1999           1998
                                               --------       --------


Net Sales:
     Fasteners                                 $116,905       $107,194
     Specialty Materials and Alloys              29,439         26,540
     Magnetic Materials                          35,142         40,283
     Aerospace Structures                        12,721
     Precision Tools                             10,431          7,950
     Intersegment                                (2,163)        (2,102)
                                               --------       --------

     Total Net Sales                           $202,475       $179,865
                                               ========       ========

Operating Earnings:
     Fasteners                                 $ 16,272       $ 12,868
     Specialty Materials and Alloys               4,292          3,845
     Magnetic Materials                           4,000          4,923
     Aerospace Structures                           997
     Precision Tools                                858            746
     Unallocated Corporate Costs                 (2,750)        (2,650)
                                               --------       --------

     Total Operating Earnings                  $ 23,669       $ 19,732
                                               ========       ========

7. Recently Issued Accounting Standards

       	In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for all interim period financial statements for fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 in the first quarter of 2000. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or its financial position.

                 SPS TECHNOLOGIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------


Introduction
------------

    Net sales, net earnings and net cash provided by operating activities improved in the first quarter of 1999 compared to the same quarter in 1998. With the inclusion of business acquired in 1998, all business groups within the Company's five segments contributed to the improvement in operating results except for the Industrial Fasteners Group (IFG) and Magnetic Materials Group (MMG). IFG and MMG had lower earnings due to the soft demand for their products in the North American and European industrial manufacturing markets.

Net Sales
---------

    Net sales increased $22.6 million, or 12.6 percent, compared to the first quarter of 1998 and increased $25.3 million, or 14.3 percent, compared to the fourth quarter of 1998. Sales from businesses acquired in 1998 increased total Company first quarter 1999 sales by $32.4 million compared to the first quarter of 1998 and $3.7 million compared to the fourth quarter of 1998.

    Fastener segment sales increased $9.7 million, or 9.1 percent, compared to the first quarter of 1998. Aerospace fastener sales of $66.8 million in the first quarter of 1999 represents a $4.4 million, or 7.1 percent, increase from the first quarter of 1998 and a $12.3 million, or 22.6 percent, increase from the fourth quarter of 1998. This increase is primarily attributable to increasing demand for aerospace products in Europe associated with new aircraft builds. Aerospace sales in North America for aircraft and engine maintenance programs remained strong in the first quarter of 1999, when compared with both the first and fourth quarters of 1998.

    Sales of automotive and industrial fasteners by Terry Machine Company and Non-Ferrous Bolt & Mfg. Co. (two companies acquired after the first quarter of 1998) increased Fasteners segment sales by $13.8 million compared to the first quarter of 1998. Excluding the sales from these acquired businesses, the Compand industrial fastener sales decreased $8.5 million, or 19.0 percent. The devaluation of the Brazilian Real, overall weakness of the Brazilian economy, downsizing of the Company's automotive manufacturing operation in Coventry, England and decreased demand for Unbrako fasteners manufactured in North America and Europe contributed to this decrease.

    Specialty Materials and Alloy segment sales of $29.4 million for the first quarter of 1999 was an increase of $2.9 million, or 10.9 percent from the first quarter of 1998. This segment continues to benefit from strong demand from the aerospace and industrial gas turbine markets, however, net sales values for the first quarter were negatively impacted by soft raw material prices and weak demand for stainless steel products. Greenville Metals, Inc. (a business acquired on March 23, 1998) increased sales in this segment by $3.8 million.

    The Magnetic Materials segment sales decreased $5.1 million, or 12.8 percent compared with the first quarter of 1998. The sales decline is attributed to sluggish conditions in the United States and European industrial manufacturing markets, soft automotive manufacturing demand in England and decreases in certain base metal prices. Partially offsetting these declines were strong demand from the personal computer, telecommunications and United States automotive markets.

    Sales increases in the Aerospace Structures and Precision Tools segments are the result of 1998 acquisitions. The acquisition of the Chevron Aerospace Group (Chevron) on October 28, 1998 marked the Company's expansion into the production of aerospace structural components. Howell Penncraft, Inc. (Penncraft) acquired on June 30, 1998 added $2.1 million of sales to the Precision Tools segment in the first quarter of 1999.

Operating Earnings
------------------

    Operating earnings of the fasteners segment improved significantly from $12.9 million, or 12.0 percent of sales, for the three months ended March 31, 1998, to $16.3 million, or 13.9 percent of sales, for the three months ended March 31, 1999. The improvement in earnings is due to increased sales of aerospace fasteners, the earnings contribution from Terry Machine Co. (acquired on June 30, 1998) and improved operating efficiencies in certain fastener businesses as a result of capital investment and the continual advancement of lean manufacturing techniques. The Company's focus on reducing machine set-up times, streamlining product flow, improving preventive maintenance and reducing paperwork have resulted in lower manufacturing and administrative cost. Further implementation of lean manufacturing techniques are planned for 1999.

    Operating earnings of the Magnetic Materials segment declined from $4.9 million, or 12.2 percent of sales, in the first quarter of 1998 to $4.0 million, or 11.4 percent of sales, in the first quarter of 1999. The decline in earnings performance is attributed primarily to the lower sales volume discussed above. Certain facilities in this segment have instituted shorter weekly work hours and other cost reduction programs in response to the lower volume of sales.

    The 1999 operating earnings from Greenville Metals, Inc. (Specialty Materials and Alloy segment), Chevron (Aerospace Structures segment) and Penncraft (Precision Tools segment), three businesses acquired after March

22, 1998, are the primary reason for the increased operating earnings in their respective segments. These businesses are expected to continue to make positive contributions to operating results in 1999. The Company also expects to realize additional benefits from operational synergies between these acquired businesses and the more established Company operations.

Other Income and Expense
------------------------

    Due to higher levels of debt, interest expense increased from $2.6 million in the first quarter of 1998 to $3.3 million in the first quarter of 1999. The $262 thousand loss in equity in earnings of affiliates is the result of losses associated with the Company's affiliates in China and India.

Orders and Backlog
------------------

    Incoming orders for the first quarter of 1999 increased 14.8 percent to $204.8 million compared to the fourth quarter of 1998. A 32 percent increase in orders for aerospace fasteners and strong orders for aerospace structural components produced by Chevron Aerospace contributed to this improvement in incoming orders.

    Excluding the $36.8 million of incoming orders for businesses acquired after March 22, 1998, the Company's incoming orders for the first quarter of 1999 decreased $15.7 million, or 8.5 percent, compared to the first quarter of 1998. Fasteners segment incoming orders account for the majority of this decline, with Aerospace ($3.5 million), Automotive ($8.1 million) and Industrial ($4.8 million) orders all lower than the same period a year ago. The backlog of orders, which represent firm orders with delivery scheduled within 12 months, at March 31, 1999 was $289.9 million, compared to $258.2 million on the same date a year ago and $296.1 million at December 31, 1998.

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

    Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the condensed statements of consolidated cash flows. Net cash provided by operating activities increased by $12.0 million compared to the first three months of 1998 due primarily to the improvement in net earnings ($2.4 million), higher non-cash charges of depreciation and amortization ($1.8 million) and a decrease in cash used to fund working capital ($6.5 million).

    The decrease in cash used in investing activities is attributed to the 1998 payment for the acquisition of Greenville Metals, Inc. ($9.7 million). The Company spent $7.2 million for capital expenditures in the first three months of 1999 and has budgeted $38.0 million for the full year of 1999, as reported on Form 10-K for the year ended December 31, 1998.

    The Company's total debt to equity ratio was 64 percent at March 31, 1999, compared to 65 percent at December 31, 1998. Total debt was $173.0 million at March 31, 1999 and $172.2 million at December 31, 1998. As of March 31, 1999, under the terms of the existing credit agreements, the Company is permitted to incur an additional $99.2 million in debt.

Year 2000 Readiness Disclosures
-------------------------------

    The following statements include "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Company is identifying, evaluating and implementing changes to computer systems and applications necessary to achieve a year 2000 (Y2K) date conversion with no material effect on customers or disruption to business operations. These actions are necessary to ensure that information technology (IT) and non-IT systems and applications will recognize and process the year 2000 and beyond. Major areas of potential business impact have been identified and conversion efforts are underway. All mainframe based IT systems have been assessed, plans have been put into place and required Y2K conversion of these computer programs was substantially completed in April 1999. The process of assessing the various PC and LAN based IT systems and non-IT systems is substantially complete. The Company has converted and tested many of these systems and expects that the balance of testing and any necessary remediation will be completed by September 30, 1999. The Company is communicating with suppliers, customers, financial institutions and others it does business with to coordinate Y2K conversion. The Company has not completed its assessment and evaluation of the state of readiness of its customers and vendors, although major customers have requested from the Company information regarding its Y2K readiness and certain key suppliers have confirmed their own internal Y2K readiness.

    The cost specifically associated with addressing Y2K issues incurred in the first quarter of 1999 were capitalizable costs of $600 thousand and costs expensed as incurred of $200 thousand. The Company's cost to complete its Y2K readiness actions is estimated to be additional capitalizable cost of $1.1 million and cost expensed as incurred of $400 thousand. Costs expensed as incurred include the cost of resources within the Company and external resources which have been directed toward Y2K activities. Total Y2K readiness costs are estimated to be $3.9 million.

    The most reasonably likely worst case Y2K scenario would be the failure of either the Company or a third party to correct a material Y2K problem that would cause an interruption in, or failure of, normal business activities or operations. In the event that the worst case scenario occurs, the impact of the Company's financial position or results of operations cannot be estimated. While the Company believes that all internal IT and non-IT systems will be converted prior to January 1, 2000, the Company is in the process of generating contingency plans and identifying additional actions which would be implemented in the event of Y2K failure, including but not limited to: utilization of outside (third-party) mainframe processing resources, identifying backup capacity within the operating groups, development of manual procedures to process critical transactions and other appropriate measures. To the extent that the Company experiences a Y2K failure related to a third party's lack of readiness, alternate sources of supply are being identified, however, certain resources are not easily replaceable and there are limited contingency planning options for such resources. At this time, the Company has not identified a Y2K problem that it believes cannot be remediated prior to it having a material impact on operations. The Company will continue to assess the readiness of its own systems and, if a problem is identified that cannot be remediated in the appropriate time period, a specific plan to address that issue will be developed.

Forward-Looking Statements
--------------------------

    Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. The Company's expectations of positive contributions to operating results in 1999 by businesses acquired in 1998, future benefits from operational synergies with newly acquired companies and completing the Y2K date conversion with no material adverse effect on operations and at no material cost to the Company's results of operations are "forward-looking" statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, customer satisfaction and qualification issues, labor disputes, worldwide political and economic stability and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

                 SPS TECHNOLOGIES, INC AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

    The Company's primary market risk exposures are foreign currency exchange rate and interest rate risk. Fluctuations in foreign currency exchange rates affect the Company's results of operations and financial position. As discussed in Note 1 to the financial statements on Form 10-K for the year ended December 31, 1998, the Company uses forward exchange contracts and one currency swap agreement to minimize exposure and reduce risk from exchange rate fluctuations affecting the results of operation. Because the largest portion of the Company's foreign operations are located in countries with relatively stable currencies, namely, England, Ireland and Canada, the foreign currency exchange rate risk to the Company's financial position is not material. However, the Company has expanded into Brazil, China and other foreign countries which has increased its exposure to foreign currency fluctuations. Fluctuations in interest rates primarily affect the Company's results of operations. Because a majority of the Company's debt is in fixed rate obligations (as disclosed in Note 9 to the financial statements on Form 10-K for the year ended December 31, 1998), the Company has effectively limited its interest expense exposure to fluctuation in interest rates.

    A description of the Company's financial instruments is provided in Notes 1 and 16 to the financial statements on Form 10-K for the year ended December 31, 1998. Assuming an instantaneous 10 percent strengthening of the United States dollar versus foreign currencies for which forward exchange contracts and currency rate swap agreements existed and a 10 percent change in interest rate on the Company's debt had all occurred on March 31, 1999, the Company's results of operations, cash flow and financial position would not have been materially affected.

                 SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 ---------------------------------------

                                 PART II
                                 -------

                            OTHER INFORMATION
                            -----------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits
       27   Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                 SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     	SPS TECHNOLOGIES, INC.
                                        ----------------------
                                     	(Registrant)





Date:  May 4, 1999                   	William M. Shockley
                                        -------------------
                                     	William M. Shockley
                                     	Vice President,
                                     	Chief Financial Officer





Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.

                                EXHIBIT INDEX





27   	Financial Data Schedule.

21

21