Form 10-Q
period 1999-06-30
SPS TECHNOLOGIES INC
filed 1999-08-13
CIK 93444

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 1999
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

         The number of shares of Registrant's Common Stock outstanding on August 3, 1999 was 12,654,443.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


         Part I. Financial Information                            Page
         -----------------------------                            ----

         Item 1.  Financial Statements


              Statements of Consolidated Operations -
              Three and Six Months Ended June 30, 1999 and 1998
              (Unaudited)                                             3


              Consolidated Balance Sheets -
              June 30, 1999 and December 31, 1998
              (Unaudited)                                           4-5


              Condensed Statements of Consolidated Cash Flows -
              Six Months Ended June 30, 1999 and 1998
              (Unaudited)                                             6


              Consolidated Statements of Comprehensive Income -
              Three and Six Months Ended June 30, 1999 and 1998
              (Unaudited)                                             7


              Notes to Condensed Consolidated Financial
              Statements                                           8-13



         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations   14-19

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                  20



         Part II. Other Information
         --------------------------

         Item 4.  Submission of Matters to Vote of Security
                  Holders                                            21

         Item 6.  Exhibits and Reports on Form 8-K                   21

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
               (Unaudited-Thousands of dollars, except share data)

                               Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                              ----------------------     -------------------
                                 1999         1998          1999      1998
                              --------     ---------     --------  ---------
Net sales                     $194,560     $ 175,149     $397,035  $ 355,014

Cost of goods sold             151,792       133,376      309,413    273,054
                              --------     ---------     --------  ---------

Gross profit                    42,768        41,773       87,622     81,960

Selling, general and
 administrative expense         18,240        20,904       39,425     41,359
                              --------     ---------     --------  ---------

Operating earnings              24,528        20,869       48,197     40,601
                              --------     ---------     --------  ---------

Other income (expense):
 Interest income                   282           345          478        552
 Interest expense               (3,270)       (2,561)      (6,604)    (5,141)
 Equity in loss
  of affiliates                 (1,770)         (503)      (2,032)      (783)
 Minority interest                 (76)         (210)        (102)      (422)
 Other, net                        (24)         (320)         (97)      (447)
                              --------     ---------     --------  ---------
                                (4,858)       (3,249)      (8,357)    (6,241)
                              --------     ---------     --------  ---------

Earnings before income taxes    19,670        17,620       39,840     34,360

Provision for income taxes       6,660         5,900       13,510     11,720
                              --------     ---------     --------  ---------
Net earnings                  $ 13,010     $  11,720     $ 26,330  $  22,640
                              ========     =========     ========  =========


Earnings per common share:

  Basic                       $   1.03     $    0.94     $   2.07  $    1.82
                              ========     =========     ========  =========
  Diluted                     $   1.00     $    0.90     $   2.02  $    1.75
                              ========     =========     ========  =========

See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited-Thousands of dollars)


                                          June 30,    December 31,
                                            1999          1998
                                          --------       --------
Assets

Current assets
 Cash and cash equivalents                $  8,984       $  8,414
 Accounts and notes receivable,
  less allowance for doubtful
  receivables of $3,037 (1998-$2,960)      127,571        109,300
 Inventories                               135,757        127,366
 Deferred income taxes                      20,067         20,494
 Prepaid expenses and other                  7,193          6,366
                                          --------       --------
         Total current assets              299,572        271,940
                                          --------       --------


Property, plant and equipment, net of
 accumulated depreciation of $144,914
 (1998-$150,657)                           210,626        207,800
Other assets                               144,137        127,495
                                          --------       --------

     Total assets                         $654,335       $607,235
                                          ========       ========









See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (Unaudited-Thousands of dollars, except share data)


                                          June 30,     December 31,
                                            1999           1998
                                         --------        --------

Liabilities and shareholders' equity

Current liabilities
 Notes payable and current portion of
   long-term debt                        $ 18,098        $ 18,185
 Accounts payable                          65,032          51,777
 Accrued expenses                          57,525          62,062
 Income taxes payable                       7,541           5,889
                                         --------        --------
   Total current liabilities              148,196         137,913
                                         --------        --------

Deferred income taxes                      21,789          21,176
Long-term debt                            175,165         154,010
Retirement obligations and other
  long term liabilities                    27,376          25,605

Minority interest                           1,564           1,731


Shareholders' equity
 Preferred stock, par value $1 per share,
  authorized 400,000 shares, issued none
 Common stock, par value $0.50 per share,
  authorized 60,000,000 shares, issued
  13,926,220 shares (13,812,138
  shares in 1998)                           6,963           6,906
 Additional paid-in capital               108,943         106,093
Common stock in treasury, at cost,
  1,271,352 shares (1,119,008 shares
  in 1998)                                (19,067)        (12,943)
 Retained earnings                        204,291         177,961
 Accumulated other comprehensive income
  Minimum pension liability                (2,025)         (2,025)
  Cumulative translation adjustments      (18,860)         (9,192)
                                         --------        --------
    Total shareholders' equity            280,245         266,800
                                         --------        --------

      Total liabilities and
       shareholders' equity              $654,335        $607,235
                                         ========        ========




See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (Unaudited-Thousands of dollars)

                                                  Six Months Ended
                                                       June 30,
                                                  1999        1998
                                                --------    --------
Net cash provided by operating
  activities (including depreciation
  and amortization of $17,239 in
  1999 and $14,328 in 1998)                     $ 31,648    $ 30,290
                                                --------    --------

Cash flows provided by (used in)
  investing activities:
  Additions to property, plant and equipment     (15,670)    (13,960)
  Proceeds from sale of property, plant
    and equipment                                  7,369         122
  Acquisitions of businesses, net of cash
    acquired                                     (28,537)    (22,536)
  Proceeds from sale of other assets               2,501
                                                --------    ---------

Net cash used in investing activities            (34,337)    (36,374)
                                                --------    --------

Cash flows provided by (used in) financing
  activities:
  Proceeds from borrowings                        38,515      27,531
  Reduction of borrowings                        (30,891)    (26,461)
  Purchases of treasury stock                     (4,481)       (812)
  Proceeds from exercise of stock options            573       1,389
                                                --------    --------

Net cash provided by financing activities          3,716       1,647
                                                --------    --------

Effect of exchange rate changes on cash             (457)       (255)
                                                --------    --------

Net increase (decrease) in cash and cash
  equivalents                                        570      (4,692)

Cash and cash equivalents at
  beginning of period                              8,414      18,659
                                                --------    --------

Cash and cash equivalents at
  end of period                                 $  8,984    $ 13,967
                                                ========    ========

Significant noncash investing
  and financing activities:
  Debt assumed with businesses acquired         $ 15,060    $ 19,686
  Acquisition of treasury shares for
    stock options exercised                     $    887    $  1,243


See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (Unaudited - Thousands of dollars)




                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                  -------------------       ------------------
                                     1999      1998           1999     1998
                                   -------   -------         -------   ------

Net earnings                       $13,010   $11,720         $26,330  $22,640

Other comprehensive
 income(expense):
   Foreign currency
    translation adjustments         (1,372)     (765)         (9,668)  (2,448)
                                   -------   -------         -------   ------


Total comprehensive income         $11,638   $10,955         $16,662  $20,192
                                   =======   =======         =======  =======








See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Unaudited-Thousands of dollars, except share data)

1.       Financial Statements

         In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and six month periods ended June 30, 1999 and 1998, and cash flows for the six month periods ended June 30, 1999 and 1998. The December 31, 1998 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1998 Annual Report filed on Form 10-K applied on a consistent basis.

2.       Business Acquisitions

         All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

         On June 30, 1999 the Company acquired all of the outstanding shares of National Set Screw Corporation, doing business as NSS Technologies, Inc. (NSS), based in Plymouth, Michigan for approximately $43,600. NSS manufactures highly specialized, cold-formed steel components for the automotive, heavy truck, mining/road construction and waterworks industries. The excess of the purchase price over the fair values of the net assets acquired was approximately $24,800 and has been recorded as goodwill, which is being amortized on a straight line basis over 40 years.

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

         On July 31, 1998, the Company acquired all of the outstanding shares of Nevada Bolt & Mfg. Co., doing business as Non-Ferrous Bolt & Mfg. Co. (Non-Ferrous), located in Las Vegas, Nevada for $11,900. Approximately $8,800 was paid with 203,935 shares of common stock from treasury and the remainder in debt assumed by the Company. Non-Ferrous is a manufacturer of non-standard, hot-forged bolts and nuts from stainless steel and specialty alloy materials. The excess of the purchase price over the fair values of the net assets acquired was approximately $5,800 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

         On June 30, 1998, the Company acquired the operating assets of Howell Penncraft, Inc. (Penncraft), located in Howell, Michigan, for $3,500. Penncraft is a manufacturer of fastener related tooling including trim and nut dies, punches and heading dies. The purchase price approximated the fair values of the net assets acquired.

         On June 30, 1998, the Company acquired all of the outstanding shares of Terry Machine Company (Terry), located in Waterford, Michigan, for $22,100. Terry is a manufacturer of specialty cold headed fasteners for the automotive industry. The excess of the purchase price over the fair values of the net assets acquired was approximately $8,500 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

         On March 23, 1998, the Company acquired all of the outstanding shares of Greenville Metals, Inc. (Greenville), located in Transfer, Pennsylvania, for $15,900. Greenville is a manufacturer of specialty metals and alloys. The excess of the purchase price over the fair values of the net assets acquired was approximately $7,800 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

         The following unaudited pro forma consolidated results of operations are presented as if the acquisitions discussed above had been made at the beginning of the periods presented.

                                            Six Months Ended
                                                 June 30,
                                         ----------------------
                                            1999          1998
                                            ----          ----

         Net sales                       $426,818      $437,935
         Net earnings                      26,670        20,066
         Basic earnings
           per common share                  2.10          1.59
         Diluted earnings
           per common share                  2.05          1.53

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

3.       Inventories
                                    June 30,         December 31,
                                      1999              1998
                                   ---------         ------------

         Finished goods            $ 54,611           $ 53,748
         Work-in-process             44,581             39,192
         Raw materials
           and supplies              30,475             28,412
         Tools                        6,090              6,014
                                   --------           --------

                                   $135,757           $127,366
                                   ========           ========


         The June 30, 1999 inventory balances include $11,100 of inventory related to the acquisition of NSS on June 30, 1999.

4.       Environmental Contingency

         The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At June 30, 1999, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

5.       Per Share Data

         Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options were exercised. Earnings per common shares are computed as follows:

                           Three Months Ended           Six Months Ended
                                 June 30,                    June 30,
                           -------------------         -------------------
                           1999           1998         1999          1998
                           ----           ----         ----          ----

Net earnings          $    13,010    $    11,720   $    26,330   $    22,640
                      ===========    ===========   ===========   ===========

Average shares of
  common stock
  outstanding used
  to compute basic
  earnings per
  common share         12,687,477     12,454,097    12,689,568    12,415,615

Additional common
  shares to be
  issued assuming
  exercise of stock
  options, net of
  shares assumed
  reacquired              311,816        527,941       344,017       505,587
                      -----------   ------------   -----------  ------------

Shares used to
  compute dilutive
  effect of stock
  options              12,999,293     12,982,038    13,033,585    12,921,202
                      ===========   ============   ===========  ============

Basic earnings per
  common share              $1.03          $0.94         $2.07         $1.82
                            =====          =====         =====         =====

Diluted earnings per
  common share              $1.00          $0.90         $2.02         $1.75
                            =====          =====         =====         =====

6.       Segment Information

         The Company has three reportable segments: Precision Fasteners and Components, Specialty Materials and Alloys and Magnetic Products. The Precision Fasteners and Components segment consists of business units which produce precision fasteners, components and consumable tools for the aerospace, automotive and industrial machinery markets. The Specialty Materials and Alloys segment produces specialty metals, superalloys and ceramic cores for aerospace, industrial gas turbine, medical and other general industrial applications. The Magnetic Products segment produces magnetic materials and products used in automotive, telecommunications, aerospace, reprographic, computer and advertising specialty applications.

     Sales and Operating Earnings by Segment

     (Unaudited-Thousands of dollars)

                               Three Months Ended            Six Months Ended
                                    June 30,                     June 30,
                              ----------------------     ----------------------
                                1999          1998         1999          1998
                              --------     ---------     --------     ---------
Net sales:
  Precision Fasteners
    and Components            $133,020      $110,362     $270,914      $223,404
  Specialty Materials
    and Alloys                  26,890        29,576       56,329        56,116
  Magnetic Products             34,650        35,211       69,792        75,494
                              --------      --------     --------      --------

  Total Net Sales             $194,560      $175,149     $397,035      $355,014
                              ========      ========     ========      ========

Operating Earnings:
  Precision Fasteners
    and Components            $ 19,130      $ 14,829     $ 37,257      $ 28,443
  Specialty Materials
    and Alloys                   3,504         4,096        7,796         7,941
  Magnetic Products              4,344         4,679        8,344         9,602
  Unallocated
    Corporate Costs             (2,450)       (2,735)      (5,200)       (5,385)
                              --------      --------     --------      --------

  Total Operating
    Earnings                  $ 24,528      $ 20,869     $ 48,197      $ 40,601
                              ========      ========     ========      ========


7.       Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting treatment. Originally, this statement was effective for all interim period financial statements for fiscal years beginning after June 15, 1999. However, in July 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in the first quarter of 2001. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or its financial position.

8.       Subsequent Event - Long-Term Debt

         On August 4, 1999, the Company entered into a long-term Note Purchase Agreement with five insurance companies for $80,000 at fixed interest rates of 7.75 percent to 7.85 percent. The Company received $50,000 of the debt proceeds on August 4, 1999 and the balance of the proceeds of $30,000 will be received in October 1999. Of the total proceeds, $50,000 is due in annual installments from August 1, 2004 to August 1, 2014 and $30,000 is due on August 1, 2009. Effective August 4, 1999, the Company also amended the 1996 long-term Note Purchase Agreement to include the same restrictive covenants as the 1999 Note Purchase Agreement.

         The Company is subject to a number of restrictive covenants under its various debt agreements. Covenants associated with the 1996 and 1999 Note Purchase Agreements are generally the most restrictive. Effective August 4, 1999, the following significant covenants are in place under the Note Purchase Agreements: maintenance of a consolidated debt-to-total capitalization (net worth plus total debt) ratio of not more than 55 percent and maintenance of a minimum consolidated net worth of at least $200,000 plus 50 percent of adjustable consolidated net income for quarters ended after December 31, 1998. Under these covenants, dividends paid by the Company may not exceed $40,000 plus 50 percent of consolidated net income (or minus 100 percent of the consolidated net loss) from January 1, 1999 to the date of the dividend. Certain of the Company's debt agreements contain cross default and cross acceleration provisions. At August 4, 1999, the Company was in compliance with all financial covenants. If the Company had entered into the 1999 Note Purchase Agreement and received the $50,000 in debt proceeds on June 30, 1999, the Company (as restricted by the loan covenants described above)would have been allowed to borrow an additional $100,000.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Net sales, net earnings and net cash provided by operating activities improved in 1999 compared to the corresponding periods in the prior year. This improvement was primarily due to the impact of businesses acquired in 1998. Certain businesses had lower earnings due to the soft demand for their products in the North American and European industrial manufacturing markets. The Company completed one acquisition in 1999 which expands the range of products offered to the automotive market.

Net Sales

         Net sales increased $19.4 million, or 11.1 percent, in the second quarter of 1999 and $42.0 million, or 11.8 percent, for the six month period ended June 30, 1999 compared to the same periods in 1998.

         The increase in sales of the Precision Fasteners and Components segment is primarily attributable to the impact of businesses acquired in 1998. Sales by those businesses (Chevron, Terry, Non-Ferrous and Penncraft) increased segment sales by $31.2 million in the second quarter of 1999 and $59.7 million for the six months ended June 30, 1999. Chevron Aerospace continues to benefit from improved demand for aerospace products in Europe due to market share gains by Airbus Industrie. Terry Machine continues to benefit from strong demand for its fasteners from the North American automotive market and increased capacity due to recent capital investments.

         Excluding sales by the businesses acquired in 1998, Precision Fasteners and Components segment sales decreased $8.5 million, or 7.7 percent, in the second quarter of 1999 and $12.2 million, or 5.5 percent, for the six months ended June 30, 1999 compared to the same periods in 1998. Total aerospace fastener sales in North America declined by $4.6 million (9.5 percent) in the second quarter of 1999 and $4.1 million (4.3 percent) for the six months ended June 30, 1999 consistent with reductions in incoming order rates experienced in the second half of 1998. There reductions reflect the decline in new aircraft production at Boeing forecasted for 2000 as well as inventory reduction activities in the aerospace industry at the OEM and distributor levels. The Company's automotive and industrial fastener sales decreased $5.4 million, or

12.7 percent, in the second quarter and $13.9 million, or 15.9 percent, in the six month period ended June 30, 1999. The devaluation of the Brazilian Real, overall weakness of the Brazilian economy, downsizing of the Company's automotive manufacturing operation in Coventry, England and decreased demand for Unbrako fasteners manufactured in North America and Europe all contributed to this decrease.

         Specialty Materials and Alloys segment sales decreased $2.7 million, or
9.1 percent, in the second quarter of 1999 although sales were approximately the same for the six months ended June 30, 1999 compared to the same periods in 1998. This segment was negatively impacted by lower raw material prices, weak demand for stainless steel products for general industrial markets and a push out in delivery schedules for aerospace superalloy products. This segment continues to benefit from strong demand from the industrial gas turbine markets.

         Magnetic Products segment sales decreased $0.6 million, or 1.6 percent, in the second quarter and $5.7 million, or 7.6 percent, in the six months ended June 30, 1999 compared to the same periods in 1998. The sales decline is attributed to sluggish conditions in the United States and European industrial manufacturing markets, soft automotive manufacturing demand in England and decreases in certain base metal prices. Partially offsetting these declines were strong demand from the computer, telecommunications and United States automotive markets.

Operating Earnings

         Operating earnings increased $3.7 million, or 17.5 percent, in the second quarter of 1999 and $7.6 million, or 18.7 percent, for the six month period ended June 30, 1999 compared to the same periods in 1998. Operating earnings for the second quarter and six month periods in 1999 include a non-recurring gain related to the sale leaseback of an aerospace fastener manufacturing facility. Pursuant to the exercise of a purchase option granted in a lease agreement dated November 30, 1994, the Company sold its Santa Ana, California facility for $6.8 million on June 11, 1999, resulting in a realized gain of $3.4 million. The Company's aerospace fastener operation located in this building will remain there under a leaseback arrangement. A deferred gain of $1.8 million will be amortized into operating earnings over the 10 year leaseback period.

         Excluding the sale leaseback gain of $3.4 million described above, the operating earnings of the Precision Fasteners and Components segment improved from $28.4 million, or 12.7 percent of sales, for the six months ended June 30, 1998 to $33.9 million, or 12.5 percent of sales, for the six months ended June 30, 1999. Businesses acquired after June 29, 1998 contributed $4.5 million of operating earnings to the six month period ended June 30, 1999. In response to weak demand for certain fastener products, the Company has incurred certain charges for downsizing and consolidating fastener manufacturing operations that are included in the 1999 and 1998 operating earnings of this segment. These costs were approximately $1.4 million for the six month period ended June 30, 1999 and 1998 and related primarily to cost of employee separations in certain manufacturing operations in North America and England.

         Operating earnings of the Specialty Materials and Alloys segment and Magnetic Products segment declined in the second quarter and six months ended June 30, 1999 compared to the same periods in 1998. The decline in earnings performance in both segments is attributed primarily to the lower sales volume discussed above. The Specialty Materials and Alloys segment expects to receive benefits in the second half of 1999 from stronger demand for its products as well as improved manufacturing performance at its operating facilities, as capital investments in capacity additions come on-line which will also reduce operating costs. Certain facilities in the Magnetic Products segment have instituted shorter weekly work hours and other cost reduction programs in response to the lower volume of sales.

Other Income and Expense

         Due to higher levels of debt, interest expense increased from $5.1 million in the first six months of 1998 to $6.6 million in the first six months of 1999. In the second quarter of 1999, the Company recorded its share of losses from its Indian affiliate in the amount of $1.1 million which reduced its investment balance to zero. The Company withdrew its last on-site representative from its fastener joint venture in China and, due to ongoing losses incurred by that operation, wrote off the residual carrying value of that investment of $0.6 million. No tax benefit is available on the write off of the Company's joint venture in China.

Orders and Backlog

         Incoming orders for the second quarter of 1999 were $178.9 million compared to $166.9 million for the second quarter of 1998, a 7.2 percent increase. Incoming orders for the six months ended June 30, 1999 were $383.7 compared to $350.6 million for the same period in 1998, a 9.4 percent increase. Businesses acquired after June 29, 1998 increased orders by $32.6 million for the quarter and $65.2 million for the six month period. The Company is experiencing lower demand for its products in certain geographic regions and served markets which partially offsets the benefit of the order increases due to the impact of businesses acquired. For the second quarter, orders for aerospace fasteners were $10.3 million, or 18.9 percent lower than the same period a year ago. This decline is consistent with the forecasted drop in U.S. commercial aircraft production rates for next year and forward, along with inventory management activities. The Company continues to benefit from improved demand for aerospace fasteners and components in Europe as well as market share increases. Orders for automotive fasteners for the second quarter were $4.3 million, or 16.7 percent, lower than the same period a year ago. The majority of this decline is attributable to soft automotive demand in the United Kingdom and Europe as well as the impact of downsizing the Coventry facility. Orders for automotive fasteners in Brazil, expressed in United States dollars, were down 35 percent for the quarter, but the majority of this decline is due to the devaluation of the Brazilian Reais, as orders on a local currency basis are down only 10 percent. Industrial fastener orders were $3.8 million, or 20.4 percent, lower than the second quarter of 1998, reflecting continued soft demand for industrial hardware in the United States and Europe. Excluding the backlog for NSS Technologies, Inc. (acquired on June 30, 1999), the backlog of orders, which represents firm orders with delivery scheduled within 12 months, at June 30, 1999 was $270.8 million compared to $245.9 million on the same date a year ago and $296.1 million at December 31, 1998.

Acquisitions

         As discussed in Note 2 to the financial statements, the Company acquired all of the outstanding shares of National Set Screw Corporation, doing business as NSS Technologies, Inc. (NSS), based in Plymouth, Michigan for $43.6 million on June 30, 1999. NSS manufactures highly specialized cold-formed steel components for the automotive, heavy truck, mining/road construction and waterworks industries. NSS' sales for the twelve months ended June 30, 1999 were approximately $57.4 million. This acquisition expands the Company's manufacturing and technical capabilities and broadens the range of products offered to its automotive customers.

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

         Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the condensed statements of consolidated cash flows. For the six months ended June 30, 1999, net cash provided by operating activities increased by $1.4 million compared to the first six months of 1998 due primarily to the $3.7 million improvement in net earnings.

         Cash flows provided by or used in investing activities for 1999 include the net proceeds from the sale leaseback of the Santa Ana, California facility ($6.6 million) and the cash payment for the acquisition of NSS ($28.5 million). Cash flows used in investing activities for 1998 include cash payments for the acquisitions of Greenville Metals ($9.7 million), Terry Machine ($8.4 million) and Howell Penncraft ($4.0 million). The Company spent $15.7 million for capital expenditures in the first six months of 1999 and has budgeted $38.0 million for the full year of 1999, as reported on Form 10-K for the year ended December 31, 1998.

         The Company's total debt to equity ratio was 69 percent at June 30, 1999, compared to 65 percent at December 31, 1998. Total debt was $193.3 million at June 30, 1999 and $172.2 million at December 31, 1998. As of June 30, 1999, under the terms of the existing credit agreements, the Company is permitted to incur an additional $85.9 million in debt. Additional information related to financing activities subsequent to June 30, 1999 is provided in Note 8 to the financial statements.

Year 2000 Readiness Disclosures

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

         The cost specifically associated with addressing Y2K issues incurred in the first six months of 1999 were capitalizable costs of $1.1 million and costs expensed as incurred of $300 thousand. The Company's cost to complete its Y2K readiness actions is estimated to be additional capitalizable cost of $600 thousand and cost expensed as incurred of $300 thousand. Costs expensed as incurred include the cost of resources within the Company and external resources which have been directed toward Y2K activities. Total Y2K readiness costs are estimated to be $3.9 million.

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

Forward-Looking Statements

         Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. The Company's expectations of future benefits from stronger demand for its products and improved manufacturing performance from capital investments, future benefits from operational synergies with newly acquired companies and completing the Y2K date conversion with no material adverse effect on operations and at no material cost to the Company's results of operations are "forward-looking" statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, customer satisfaction and qualification issues, labor disputes, worldwide political and economic stability and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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

         A description of the Company's financial instruments is provided in Notes 1 and 16 to the financial statements on Form 10-K for the year ended December 31, 1998. Assuming an instantaneous 10 percent strengthening of the United States dollar versus foreign currencies for which forward exchange contracts and currency rate swap agreements existed and a 10 percent change in interest rate on the Company's debt had all occurred on June 30, 1999, the Company's results of operations, cash flow and financial position would not have been materially affected.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


  Item 4.  Submission of Matters to Vote of Security Holders

  (a) The Annual Meeting of Shareholders was held on April 27, 1999.

  (b) The name of each director elected at the Annual Meeting as the Company's two Class III directors, each to hold office until the 2001 Annual Meeting of Shareholders, is as follows:

                   Harry J. Wilkinson
                   Eric M. Ruttenberg

      The name of each other director whose term of office continued after the meeting is as follows:

                   Howard T. Hallowell, III
                   Charles W. Grigg
                   Richard W. Kelso
                   Raymond P. Sharpe
                   James F. O'Connor

  (c) 1. The results of the election of directors with respect to each nominee for office was as follows:

                                          For         Withheld
                                       ----------     ---------
         Harry J. Wilkinson            10,324,836      466,186
         Eric M. Ruttenberg            10,327,339      463,683

      2. A proposal to amend the SPS Long Term Incentive Stock Plan received 9,073,022 votes for and 1,260,128 votes against, with 11,928 abstentions and 0 broker non-votes.

  Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits
            27    Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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





                                                       SPS TECHNOLOGIES, INC.
                                                       ----------------------
                                                       (Registrant)





  Date:  August 3, 1999                                William M. Shockley
                                                       ----------------------
                                                       William M. Shockley
                                                       Vice President,
                                                       Chief Financial Officer
                                                       And Treasurer





  Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.

                                  EXHIBIT INDEX





  27     Financial Data Schedule.