Form 10-Q
period 1999-09-30
SPS TECHNOLOGIES INC
filed 1999-11-15
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended September 30, 1999
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Registrant's Common Stock outstanding on November 1, 1999 was 12,595,996.

                  SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  ---------------------------------------
                                   INDEX
                                   -----


Part I. Financial Information
-----------------------------

Item 1.  Financial Statements


               Statements of Consolidated Operations -
               Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)


               Consolidated Balance Sheets -
               September 30, 1999 and December 31, 1998
               (Unaudited)


               Condensed Statements of Consolidated Cash Flows -
               Nine Months Ended September 30, 1999 and 1998
               (Unaudited)


               Consolidated Statements of Comprehensive Income -
               Three and Nine Months Ended September 30, 1999 and 1998(Unaudited)


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



Part II. Other Information
--------------------------

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
               (Unaudited-Thousands of dollars, except share data)



                            Three Months Ended     Nine Months Ended
                               September 30,         September 30,
                            ------------------      -----------------
                              1999      1998         1999      1998
                            --------  --------     --------  --------
Net sales                   $195,728  $184,440     $592,763  $539,454

Cost of good sold            153,932   143,432      463,345   416,486
                            --------  --------     --------  --------

Gross Profit                  41,796    41,008      129,418   122,968

Selling, general and
 Administrative expense       19,940    21,926       59,365    63,285
                            --------  --------     --------  --------

Operating earnings            21,856    19,082       70,053    59,683
                            --------  --------     --------  --------
Other income (expense):
  Interest income                183       157          661       709
  Interest expense            (3,919)   (2,539)     (10,523)   (7,680)
  Equity in losses
   of affiliates                   0      (545)      (2,032)   (1,328)
  Minority interest              (95)      (64)        (197)     (486)
  Other, net                     (15)     (116)        (112)     (563)
                            ---------  --------     --------  --------
                              (3,846)   (3,107)     (12,203)   (9,348)
                            ---------  --------     --------  --------

Earnings before income taxes  18,010    15,975       57,850    50,335

Provision for income taxes     5,700     4,950       19,210    16,670
                            --------  --------     --------  --------

Net earnings                $ 12,310  $ 11,025     $ 38,640  $ 33,665
                            ========  ========     ========  ========

Earnings per common share:
  Basic                     $   0.97  $   0.87     $   3.05  $   2.69
                            ========  ========     ========  ========

  Diluted                   $   0.95  $   0.84     $   2.97  $   2.59
                            ========  ========     ========  ========




See accompanying notes to condensed consolidated financial statements.

                       SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (Unaudited-Thousands of dollars)




                               	        September 30,    December 31,
                                            1999            1998
                                        -------------    ------------
Assets

Current assets
 Cash and cash equivalents                 $  10,801       $   8,414
 Accounts and notes receivable,
  less allowance for doubtful
  receivables of $2,951 (1998-$2,960)        126,518         109,300
 Inventories                                 140,752         127,366
 Deferred income taxes                        20,084          20,494
 Prepaid expenses and other                    7,201           6,366
                                           ---------       ---------
     Total current assets                    305,356         271,940
                                           ---------       ---------

Property, plant and equipment, net of
 accumulated depreciation of $152,973
 (1998-$150,657)                             216,063         207,800
Other assets                                 147,046         127,495
                                           ---------       ---------

     Total assets                          $ 668,465       $ 607,235
                                           =========       =========





See accompanying notes to condensed consolidated financial statements.

                     SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (Unaudited-Thousands of dollars, except share data)


                                        September 30,     December 31,
                                            1999             1998
                                        -------------     ------------

Liabilities and shareholders' equity

Current liabilities
 Notes payable and current portion of
   long-term debt                         $  14,582        $  18,185
 Accounts payable                            59,787           51,777
 Accrued expenses                            56,867           62,062
 Income taxes payable                         9,547            5,889
                                          ---------        ---------
   Total current liabilities                140,783          137,913
                                          ---------        ---------
Deferred income taxes                        22,528           21,176
Long-term debt                              182,157          154,010
Retirement obligations and other
  long term liabilities                      27,356           25,605
Minority interest                             1,591            1,731

Shareholders' equity
 Preferred stock, par value $1 per share,
  authorized 400,000 shares, issued none
 Common stock, par value $0.50 per share,
  authorized 60,000,000 shares,
  issued 13,957,432 shares (13,812,138
  shares in 1998)                             6,979           6,906
 Additional paid-in capital                 109,569         106,093
Common stock in treasury, at cost,
  1,311,736 shares (1,119,008 shares in     (20,675)        (12,943)
  1998)
  Retained earnings                         216,601         177,961
Accumulated other comprehensive income
  Minimum pension liability                  (2,025)         (2,025)
  Cumulative translation adjustments        (16,399)         (9,192)
                                          ----------      ----------
    Total shareholders' equity              294,050         266,800
                                          ----------      ----------
      Total liabilities and
       shareholders' equity               $ 668,465       $ 607,235
                                          ==========      ==========



See accompanying notes to condensed consolidated financial statements.

                  SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                      (Unaudited-Thousands of dollars)

                                               	  Nine Months Ended
                                                    September 30,
                                                ---------------------
                                                   1999        1998
                                                ---------   ---------

Net cash provided by operating
activities (including depreciation
and amortization of $25,809 in
1999 and $22,161 in 1998)                       $ 42,602    $ 56,480
                                                --------    --------

Cash flows provided by (used in)
investing activities:
  Additions to property, plant and equi pment    (27,915)     (19,631)
  Proceeds from sale of property, plant
    and equipment                                  7,675          291
  Acquisitions of businesses, net of cash
    acquired                                     (28,537)     (25,132)
  Proceeds from sale of other assets               2,501            0
                                                ---------    ---------

Net cash used in investing activities            (46,276)     (44,472)
                                                ---------    ---------

Cash flows provided by (used in) financing
activities:
  Proceeds from borrowings                        95,767       35,372
  Reduction of borrowings                        (84,460)     (42,048)
  Purchases of treasury stock                     (5,502)      (3,579)
  Proceeds from exercise of stock options            730        1,450
                                                ---------    ---------

Net cash used by financing activities              6,535       (8,805)
                                                ---------    ---------

Effect of exchange rate changes on cash             (474)         108
                                                ---------    ---------

Net increase in cash and cash
  equivalents                                      2,387        3,311

Cash and cash equivalents at
  beginning of period                              8,414       18,659
                                                ---------    ---------

Cash and cash equivalents at
  end of period	                                $ 10,801     $ 21,970
                                                =========    =========

Significant noncash investing
and financing activities:
  Issuance of treasury shares for
    business acquired                           $      0     $  8,828
  Debt assumed with businesses acquired         $ 15,060     $ 24,838
  Acquisition of treasury shares through
    stock options exercised                     $  1,076     $  1,778


See accompanying notes to condensed consolidated financial statements.

                   SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (Unaudited - Thousands of dollars)



                             Three Months Ended      Nine Months Ended
                                September 30,          September 30,
                            --------------------   --------------------
                               1999       1998        1999       1998
                            ---------  ---------   ---------  ---------

Net earnings                $ 12,310   $ 11,025    $ 38,640   $ 33,665

Other comprehensive
 income (expense):
   Foreign currency
    translation adjustments    2,461      3,230      (7,207)       782
                            ---------  ---------   ---------  ---------

Total comprehensive income  $ 14,771   $ 14,255    $ 31,433   $ 34,447
                            =========  =========   =========  =========





See accompanying notes to condensed consolidated financial statements.

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited-Thousands of dollars, except share data)

1. Financial Statements

   	    In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine month periods ended September
   30, 1999 and 1998. The December 31, 1998 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1998 Annual Report filed on Form 10-K applied on a consistent basis.

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

     	  In 1998, the Company acquired four businesses in the Precision Fasteners and Components Segment and one business in the Specialty Materials and Alloy Segment for an aggregate purchase price of $108,300. Approximately $8,800 of the aggregate purchase price was paid with 203,935 shares of common stock from treasury and the remainder in cash and debt assumed by the Company. The excess of purchase price over the estimated fair values of the net assets acquired, in the amount of $56,800 in 1998, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

        The following unaudited pro forma consolidated results of operations are presented as if the acquisitions discussed above had been made at the beginning of the periods presented.

                                  Nine Months Ended
                                    September 30,
                                 -------------------
                                   1999       1998
                                 --------   --------

Net sales                        $622,546   $649,335
Net earnings                       38,981     30,433
Basic earnings
 per common share                    3.08       2.40
Diluted earnings
 per common share                    3.00       2.31


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

3.	Inventories

                                September 30,    December 31,
                                    1999            1998
                               -------------    ------------
  Finished goods                  $   53,196      $   53,748
  Work-in-process                     45,756          39,192
  Raw materials
    and supplies                      34,833          28,412
  Tools                                6,967           6,014
                                -------------   -------------

                                  $  140,752     $   127,366
                                =============   =============

        The September 30, 1999 inventory balances include inventories in the amount of $12,100 for NSS, a business acquired on June 30, 1999.


4. Long-Term Debt

        On August 4, 1999, the Company entered into a long-term Note Purchase Agreement with five insurance companies for $80,000 at fixed interest rates of 7.75 percent to 7.85 percent. The Company received $50,000 of the debt proceeds on August 4, 1999 and the balance of the proceeds of $30,000 was received in October 1999. Of the total proceeds, $50,000 is due in annual installments from August 1, 2004 to August 1, 2014 and $30,000 is due on August 1, 2009. Effective August 4, 1999, the Company also amended the 1996 long-term Note Purchase Agreement to include the same restrictive covenants as the 1999 long-term Note Purchase Agreement.

        The Company is subject to a number of restrictive covenants under its various debt agreements. As of September 30, 1999, the following are the most significant covenants in place under the Company's debt agreements: maintenance of a consolidated debt-to-total capitalization (shareholder's equity plus total debt) ratio of not more than 55 percent and maintenance of a minimum consolidated net worth of at least $200,000 plus 50 percent of adjustable consolidated net income for quarters ended after December 31, 1998. Under these covenants, restricted payments, which include all dividends and purchases or retirements of capital stock, paid by the Company may not exceed $40,000 plus 50 percent of consolidated net income (or minus 100 percent of the consolidated net loss) from January 1, 1999 to the date of the restricted payment. Certain of the Company's debt agreements contain cross default and cross acceleration provisions. At
   September 30, 1999, the Company was in compliance with all covenants. As of September 30, 1999, under the terms of the existing credit agreements, the Company is permitted to incur an additional $162,600 in debt.


5. Environmental Contingency

       	The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At September 30, 1999, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.


6. Per Share Data

       	Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if outstanding stock options were exercised. Earnings per common shares are computed as follows:

                    Three Months Ended         Nine Months Ended
                       September 30,             September 30,
                   --------------------       --------------------
                      1999       1998            1999       1998
                   =========  =========       =========  =========

Net earnings       $  12,310  $  11,025       $  38,640  $  33,665
                   =========  =========       =========  =========

Average shares of
  common stock
  outstanding used
  to compute basic
  earnings per
  common share    12,643,726  12,647,054     12,674,701  12,499,041

Additional common
  shares to be
  issued assuming
  exercise of stock
  options, net of
  shares assumed
  reacquired         280,244     455,523        322,760     488,899
                   ---------   ---------      ---------   ---------

Shares used to
  compute dilutive
  effect of stock
  options         12,923,970  13,102,577     12,997,461  12,987,940
                  ==========  ==========     ==========  ==========

Basic earnings per
  common share         $0.97       $0.87          $3.05       $2.69
                       =====       =====          =====       =====

Diluted earnings per
  common share         $0.95       $0.84          $2.97       $2.59
                       =====       =====          =====       =====


7. Segment Information

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

     Sales and Operating Earnings by Segment

     (Unaudited-Thousands of dollars)


                       Three Months Ended     Nine Months Ended
                          September 30,         September 30,
                      --------------------   -------------------
                         1999       1998       1999      1998
                      ---------  ---------   --------  --------
Net sales:
  Precision Fasteners
    and Components     $135,018   $120,561   $405,932  $343,965
  Specialty Materials
    and Alloys           26,184     30,083     82,513    86,199
  Magnetic Products      34,526     33,796    104,318   109,290
                      ---------  ---------   --------  --------
  Total Net Sales      $195,728   $184,440   $592,763  $539,454
                       ========  =========   ========  ========

Operating earnings:
  Precision Fasteners
    and Components     $ 16,467   $ 13,361   $ 53,724   $ 41,804
  Specialty Materials
    and Alloys            3,289      4,002     11,085     11,943
  Magnetic Products       4,660      4,249     13,004     13,851
  Unallocated
    Corporate Costs      (2,560)    (2,530)    (7,760)    (7,915)
                       ---------  ---------  ---------  ---------
  Total Operating
    Earnings           $ 21,856    $ 19,082   $ 70,053   $ 59,683
                       =========   =========  ========   ========


8. Recently Issued Accounting Standards

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

                 SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
and Results of Operations
-------------------------


   Introduction
   ------------

       	Net sales and net earnings improved in 1999 compared to the corresponding periods in the prior year. This improvement was primarily due to the impact of businesses acquired in 1999 and 1998. Certain businesses had lower earnings due to the soft demand for their products in the North American and European industrial manufacturing markets. The Company completed one acquisition in 1999 which expands the range of products offered to the automotive market.

    Net Sales
    ---------

       	Net sales increased $11.3 million, or 6.1 percent, in the third quarter of 1999 and $53.3 million, or 9.9 percent, for the nine month period ended September 30, 1999 compared to the same periods in 1998.

        The increase in sales of the Precision Fasteners and Components segment is primarily attributable to the impact of businesses acquired in 1999 and 1998. Sales by those businesses (NSS Technologies, Chevron Aerospace Group Limited, Terry Machine Company, Non-Ferrous Bolt & Mfg. Co. and Howell Penncraft, Inc.) increased segment sales by $31.0 million in the third quarter of 1999 and $90.8 million for the nine months ended September 30, 1999. Chevron Aerospace continues to benefit from improved demand for its aerospace products in Europe due to a growing market position with Airbus Industrie. NSS Technologies and Terry Machine continue to benefit from strong demand for their products from the North American automotive market and increased capacity due to recent capital investments.

        Excluding sales by the businesses acquired in 1999 and 1998, Precision Fasteners and Components segment sales decreased $16.6 million, or 15.4 percent, in the third quarter of 1999 and $28.8 million, or 8.7 percent, for the nine months ended September 30, 1999 compared to the same periods in 1998. Total aerospace fastener sales in North America declined by $11.2 million (22.9 percent) in the third quarter of 1999 and $15.3 million (10.6 percent) for the nine months ended September 30, 1999, consistent with reductions in incoming order rates experienced in the second half of 1998 and first half of 1999. These reductions reflect the decline in new aircraft production at Boeing forecasted for 2000 as well as inventory reduction activities in the aerospace industry at the OEM and distributor levels. The Company's automotive and industrial fastener sales decreased $5.5 million, or 13.8 percent, in the third quarter and $19.3 million, or
   15.2 percent, in the nine month period ended September 30, 1999. The devaluation of the Brazilian Real, overall weakness of the Brazilian economy, downsizing of the Company's automotive manufacturing operation in Coventry, England and decreased demand for Unbrako fasteners all contributed to this decrease.

        Historically, the Company has manufactured Unbrako socket screws in Cleveland, Ohio and Shannon, Ireland. Decreased demand from the industrial machinery markets and a strong dollar have reduced demand for the Unbrako line of socket screws. Because of lower wage and tax rates in Ireland and the need for more automotive manufacturing capacity in Cleveland, the Company consolidated its Unbrako socket screw manufacturing operations into its Shannon, Ireland facility in the third quarter of 1999. In Cleveland, the skilled labor force and production equipment was transferred to the automotive fastener operations already located in that facility.

       	Specialty Materials and Alloys segment sales decreased $3.9 million, or 13.0 percent, in the third quarter of 1999 and $3.7 million, or 4.3 percent, for the nine months ended September 30, 1999 compared to the same periods in 1998. This segment was negatively impacted by lower raw material prices, weak demand for stainless steel products for general industrial markets, a push out in delivery schedules for aerospace proprietary superalloys and vacuum furnace downtime for repairs. The installation of a new vacuum furnace is expected to be completed in the fourth quarter and should reduce cost and increase superalloy sales capacity. This segment continues to benefit from strong demand from the industrial gas turbine markets.

         Magnetic Products segment sales increased $0.7 million, or 2.2 percent, in the third quarter but decreased $5.0 million, or 4.5 percent, for the nine months ended September 30, 1999 compared to the same periods in 1998. The year to date sales decline is attributed to sluggish conditions in the United States and European industrial manufacturing markets, soft automotive manufacturing demand in the United Kingdom and declines in certain base metal prices. Improved sales of low energy bonded magnets and continued strong demand from the computer, telecommunications and United States automotive markets partially offset the year to date sales decline and contributed to the third quarter sales increase. In the third quarter of 1998, magnetic product sales to the automotive market were adversely affected by the General Motors strike.

   Operating Earnings
   ------------------

       	Operating earnings of the total Company increased $2.8 million, or 14.5 percent, in the third quarter of 1999 and $10.4 million, or
   17.4 percent, for the nine month period ended September 30, 1999 compared to the same periods in 1998. Operating earnings for the nine month period in 1999 include a non-recurring gain related to the sale leaseback of an aerospace fastener manufacturing facility. Pursuant to the exercise of a purchase option granted in a lease agreement dated November 30, 1994, the Company sold its Santa Ana, California facility for $6.8 million on June 11, 1999, resulting in a realized gain of $3.4 million. The Company's aerospace fastener operation located in this building will remain there under a leaseback arrangement. A deferred gain of $1.8 million will be amortized into operating earnings over the 10 year leaseback period.

        Excluding the sale leaseback gain of $3.4 million described above, the operating earnings of the Precision Fasteners and Components segment improved from $41.8 million, or 12.2 percent of sales, for the nine months ended September 30, 1998 to $50.4 million or 12.4 percent of sales, for the nine months ended September 30, 1999. The improvement in operating earnings is the result of businesses acquired in 1999 and 1998 and the 1998 cost incurred to downsize the automotive fastener manufacturing operation in Coventry, England. The results of businesses acquired in 1999 and 1998 increased operating earnings by $6.7 million for the nine months ended September 30, 1999 compared to 1998. The Company incurred a third quarter 1998 charge of $1.6 million related to the downsizing of its manufacturing operation in Coventry, England. For the nine months ended September 30, 1999, the Coventry facility has reached breakeven performance compared to the nine months ended September 30, 1998 when the facility lost $3.1 million, which included operating losses of $.6 million, cost of employee separations of $1.5 million, inventory write-offs of $.6 million and other costs of $.4 million. The 1999 operating earnings of the Precision Fasteners and Components segment also includes certain charges for the downsizing and consolidation of fastener manufacturing operations. These costs were approximately $1.4 million for the nine month period ended September 30, 1999 and related primarily to cost of employee separations in fastener operations in North America.

       	Operating earnings of the Specialty Materials and Alloys segment declined by $.7 million in the third quarter and $.9 million in the nine months ended September 30, 1999 compared to the same periods in 1998. Operating earnings of the Magnetic Products segment increased by $.4 million in the third quarter but decreased by $.8 million for the nine months ended September 30, 1999 compared to the same periods in 1998. These changes in operating earnings compared to 1998 are consistent with the changes in sales volume discussed above. The trend of the 1999 performance of the Magnetic Products segment reflects the Company's efforts to reduce cost in response to lower sales. This segment's operating earnings have improved in each quarter of 1999 due to on-going cost management actions implemented in response to soft demand conditions in certain markets.

   Other Income and Expense
   ------------------------

       	Due to higher levels of debt, interest expense increased from $7.7 million in the first nine months of 1998 to $10.5 million in the first nine months of 1999. In 1999, the Company recorded its share of losses from its Indian affiliate in the amount of $1.2 million which reduced its investment balance to zero. Also in 1999, the Company withdrew its last on-site representative from its fastener joint venture in China and, due to ongoing losses incurred by that operation, wrote off the residual carrying value of that investment of $.8 million. No tax benefit is available on the write off of the Company's joint venture in China.

   Orders and Backlog
   ------------------

       	Incoming orders for the third quarter of 1999 were $179.8 million compared to $175.2 million for the third quarter of 1998, a 2.6 percent increase. Incoming orders for the nine months ended September 30, 1999 were $563.5 compared to $525.8 million for the same period in

   1998, a 7.2 percent increase. Businesses acquired in 1999 and 1998 increased orders by $35.0 million for the quarter and $103.8 million for the nine month period. The Company is experiencing lower demand for its products in certain geographic regions and served markets which partially offsets the benefit of the order increases due to the impact of businesses acquired. For the third quarter, orders for aerospace fasteners were $9.0 million, or 17.2 percent lower than the same period a year ago. This decline is consistent with the forecasted drop in U.S. commercial aircraft production rates for next year, along with inventory management activities. The Company continues to benefit from improved demand for aerospace fasteners and components in Europe as well as market share increases. Orders for automotive fasteners for the third quarter were $2.3 million, or 10.4 percent, lower than the same period a year ago. The majority of this decline is attributable to soft automotive demand in the United Kingdom and Europe as well as the impact of downsizing the Coventry facility. Orders for automotive fasteners in Brazil, expressed in United States dollars, were down 31.3 percent for the quarter, but this decline is due to the devaluation of the Brazilian Real, as orders on a local currency basis increased by 1.7 percent. Industrial fastener orders were $2.0 million, or 11.7 percent, lower than the third quarter of 1998, reflecting continued soft demand for industrial hardware in the United States and Europe. Orders for the Specialty Materials and Alloy segment were $17.2 million, or 54.2 percent, lower than third quarter of 1998 reflecting the timing of orders related to first quarter 2000 shipments, lower raw material pricing, continuing soft demand for stainless product and reduced commercial aerospace demand that could not be offset by the strength in demand from the industrial gas turbine and medical product markets. The backlog of orders, which represents firm orders with delivery scheduled within 12 months, at September 30, 1999 was $270.5 million compared to $238.1 million on the same date a year ago and $296.1 million at December 31, 1998.

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

       	Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the condensed statements of consolidated cash flows. For the nine months ended September 30, 1999, net cash provided by operating activities decreased by $13.9 million compared to the first nine months of 1998 due primarily to the $15.7 million increase in cash used to fund working capital.

        Cash flows provided by or used in investing activities for 1999 include the net proceeds from the sale leaseback of the Santa Ana, California facility ($6.6 million) and the cash payment for the acquisition of NSS ($28.5 million). Cash flows used in investing activities for 1998 include cash payments for the acquisitions of Greenville Metals ($9.7 million), Terry Machine ($8.4 million) and Howell Penncraft ($3.5 million). The Company spent $27.9 million for capital expenditures in the first nine months of 1999 and is forecasting $40.4 million for the full year of 1999, an increase of $2.4 million from the 1999 forecasted amount reported on Form 10-K for the year ended December 31, 1998.

       	The Company's total debt to equity ratio was 67 percent at September 30, 1999, compared to 65 percent at December 31, 1998.
   Total debt was $196.7 million at September 30, 1999 and $172.2 million at December 31, 1998. As of September 30, 1999, under the terms of the existing credit agreements, the Company is permitted to incur an additional $162.6 million in debt. Additional information related to financing activities is provided in Note 4 to the financial statements.

   Year 2000 Readiness Disclosures
   -------------------------------

       	The following statements include "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Company has identified, evaluated and implemented changes to computer systems and applications necessary to achieve a year 2000 (Y2K) date conversion with no material effect on customers or disruption to business operations. These actions were necessary to ensure that information technology (IT) and non-IT systems and applications would recognize and process the year 2000 and beyond. Major areas of potential business impact were identified and conversion efforts are substantially completed. All mainframe based IT systems have been assessed and required Y2K conversion of these computer programs was substantially completed by April 1999. All PC and LAN based IT systems and non-IT systems have been assessed and required Y2K conversion of these systems was substantially completed by September 1999. The Company has communicated with suppliers, customers, financial institutions and others it does business with to coordinate Y2K conversion. The Company has not completed its assessment and evaluation of the state of readiness of its customers and vendors, although major customers have requested from the Company information regarding its Y2K readiness and certain key suppliers have confirmed their own internal Y2K readiness.

       	The cost specifically associated with addressing Y2K issues incurred in the first nine months of 1999 were capitalizable costs of $1.2 million and costs expensed as incurred of $500 thousand. The Company's cost to complete its Y2K readiness actions is estimated to be additional capitalizable cost of $200 thousand and cost expensed as incurred of $100 thousand. Costs expensed as incurred include the cost of resources within the Company and external resources which have been directed toward Y2K activities. Total Y2K readiness costs are estimated to be $3.6 million.

        The most reasonably likely worst case Y2K scenario would be the failure of either the Company or a third party to correct a material Y2K problem that would cause an interruption in, or failure of, normal business activities or operations. In the event that the worst case scenario occurs, the impact of the Company's financial position or results of operations cannot be estimated. While the Company believes that the Y2K conversion of all internal IT and non-IT systems was substantially completed as of September 30, 1999, the Company has generated certain contingency plans and identified additional actions which would be implemented in the event of Y2K failure, including but not limited to: utilization of outside (third-party) mainframe processing resources, utilization of backup capacity within the operating groups, development of manual procedures to process critical transactions and other appropriate measures. To the extent that the Company experiences a Y2K failure related to a third party's lack of readiness, alternate sources of supply are being identified, however, certain resources are not easily replaceable and there are limited contingency planning options for such resources. At this time, the Company has not identified a Y2K problem that it believes cannot be remediated prior to it having a material impact on operations. The Company will continue to assess the readiness of its own systems and, if a problem is identified that cannot be remediated in the appropriate time period, a specific plan to address that issue will be developed.

   Forward-Looking Statements
   --------------------------

       	Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. The Company's expectations of future benefits from the installation of new capital equipment, future benefits from operational synergies with newly acquired companies and completing the Y2K date conversion with no material adverse effect on operations and at no material cost to the Company's results of operations are "forward-looking" statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, customer satisfaction and qualification issues, labor disputes, worldwide political and economic stability and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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

       	A description of the Company's financial instruments is provided in Notes 1 and 16 to the financial statements on Form 10-K for the year ended December 31, 1998. Assuming an instantaneous 10 percent strengthening of the United States dollar versus foreign currencies for which forward exchange contracts and currency rate swap agreements existed and a 10 percent change in interest rate on the Company's debt had all occurred on September 30, 1999, the Company's results of operations, cash flow and financial position would not have been materially affected.



                  SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                  ---------------------------------------

                                   PART II
                                   -------

                             OTHER INFORMATION
                             -----------------

Item 5.  Other Information
--------------------------

        On July 20, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock through open market and private purchases. The actual number of shares to be purchased and the timing of purchases will be at the discretion of Company management.

        On September 1, 1999, the Company announced the appointment of John
   S. Thompson as President and Chief Operating Officer effective
   October 1, 1999. Prior to joining SPS, Mr. Thompson spent 24 years at BTR PLC, a diversified engineered products company traded on the London Stock Exchange. BTR PLC recently merged with Siebe PLC to form a new controls and automation company - Invensys. Mr.
   Thompson was a member of BTR PLC's Board of Directors and Executive Committee. He was Chief Executive of BTR Inc., the U.S. holding company, and responsible for a number of BTR's product groups.
   These included Automotive Systems, Paper Technology, Meters,
   Building Products, and Motors.  Headquartered in Stamford,
   Connecticut, BTR Inc. had sales of approximately U.S. $4.5 billion and employed 40,000 employees.

        Mr. Thompson received a Bachelor of Science in mechanical engineering from Worcester Polytechnical Institute in 1969 and an MBA from the Harvard Business School in 1971. His earlier years at BTR were involved in both manufacturing and financial functional areas at a number of BTR's subsidiary companies.

        Charles W. Grigg, Chairman, Chief Executive Officer and President of SPS said that with SPS Technologies approaching $1 billion in sales, the added complexity of managing its different businesses and the time required to pursue SPS' active acquisition program, he felt it was important to re-establish the position of President and Chief Operating Officer. Mr. Grigg will retain the title of Chairman and Chief Executive Officer.

        On October 28, 1999, the Company purchased the remaining 15% of the capital stock of Mecair Aerospace Industries, Inc. of Pointe-Claire (Montreal), Quebec, Canada, for C$1.5 million (approximately $1.0 million) to increase its ownership from 85% to 100%. Mecair manufactures and sells high strength fasteners and precision components for commercial and military aircraft and for land-based power generation systems. For the twelve month period ended
   September 30, 1999, Mecair had sales of C$11.4 million
   (approximately $7.7 million).

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)	Exhibits
	   27    Financial Data Schedule

(b)	No reports on Form 8-K were filed during the quarter ended
    September 30, 1999.

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





                                      SPS TECHNOLOGIES, INC.
                                      ----------------------
                                      (Registrant)





Date:  November 1, 1999               William M. Shockley
                                      ---------------------
                                      William M. Shockley
                                      Vice President,
                                      Chief Financial Officer
                                      And Treasurer





Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.

                                 EXHIBIT INDEX





27	       Financial Data Schedule.

23