Form 10-K
period 1999-12-31
SPS TECHNOLOGIES INC
filed 2000-03-30
CIK 93444

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-K

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1999      Commission file number 1-4416
--------------------------------------------------------------------------------

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



         Title of Each Class         Name of Each Exchange
  Common Stock, Par Value $.50        on Which Registered
            Per Share               New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 9, 2000, was approximately $391,114,000.

     The number of shares of registrant's common stock outstanding on March 9, 2000 was 12,584,126.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Exhibit 13, which contains portions of the 1999 Annual Report to Shareholders of the registrant is incorporated by reference in Parts I, II and IV of this Report. Portions of the Definitive Proxy Statement of registrant, if filed with the Securities and Exchange Commission within 120 days after December 31, 1999, are incorporated by reference in Part III of this report. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the Securities and Exchange Commission.

================================================================================

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    PART I
Item 1. BUSINESS

     SPS Technologies, Inc. and subsidiaries (the "Company") was incorporated in Pennsylvania in 1903. The Company is engaged in the design, manufacture and marketing of fasteners, specialty metals, magnetic products, aerospace structures and precision tools. The Company is multinational in operation. In addition to 21 manufacturing plants in the United States, it operates 15 manufacturing facilities in five different countries: England, Ireland, Canada, Brazil and Australia. The Company also has a 55% interest in a manufacturing operation in China and a minority interest in a manufacturing operation in India. Marketing operations are carried on by subsidiaries in four other countries.

     Due primarily to the operating results of recently acquired businesses, sales and net earnings continued to increase in 1999. Despite lower demand for the Company's products in certain geographic areas and served markets, the Company's overall sales volume has remained at a level that has generated reasonable profits and significant free cash flow. The Company has consistently reinvested operating cash flows into "bolt on" acquisitions that complement existing product offerings and into new capital to improve manufacturing efficiencies. In 1999, the Company made one acquisition in the Precision Fasteners and Components segment and completed a new long-term Note Purchase Agreement. Additional information regarding the general development of business operations in 1999 is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company is organized as seven business groups that have been aggregated into three reportable segments for financial reporting purposes. The three reportable segments are: Precision Fasteners and Components, Specialty Materials and Alloys and Magnetic Products. The Precision Fasteners and Components segment consists of five business groups which produce fasteners for the aerospace, automotive and industrial machinery markets, structural assemblies for the aerospace market and precision consumable tools used for metal forming and cutting. Principal fastener products are SPS(R) aerospace fasteners, MULTIPHASE(R) alloy fasteners and other aerospace fasteners; UNBRAKO(R) brand socket screws, hex keys, dowel pins, FLEXLOC(R) all-metal locknuts, GREER STOP NUTS(TM), SPS micro screws and SPS Non-Ferrous nuts and bolts; engineered fasteners and precision components for gasoline and diesel engines, other critical and non-critical automotive applications and off-highway equipment. Principal structural assemblies products are precision machined components, sheetmetal fabrications and avionics assemblies. Principal tooling products are HI-LIFE(R) thread roll dies and other metalworking tools. The Specialty Materials and Alloys (SM&A) segment produces specialty metals, melting services, superalloys and ceramic cores for the manufacture of components for aerospace, industrial gas turbine, medical and general engineering applications. Principal SM&A products are air and vacuum-melted iron, cobalt, and nickel-based superalloys, including CMSX(R) single-crystal alloys. The Magnetic Products segment produces magnetic materials and products for the automotive, aerospace, reprographic, computer, security and advertising specialty markets. Principal magnetic products are metallic and ceramic permanent magnets, wound and pressed powder magnetic components, bonded magnets, magnetic components and assemblies and magnetic ultra-thin foil and strip products.

     The Company sells directly to original equipment manufacturers and industrial, commercial and governmental users, and also sells through independent stocking distributors and dealers. There were no changes in the methods of distribution during 1999.

     The principal sources of raw materials include major and specialty steel producers, and non-ferrous metal producers, converters and distributors. The Company anticipates it will have no significant problem with respect to sources or availability of the raw materials essential to the conduct of its business.

     The Company owns certain trademarks and patents that it considers to be of importance to its three segments. The principal trademarks of the Company include SPS(R), ARNOLD(R), FLEXLOC(R), MULTIPHASE(R), MP-35N(R), MP159(R), UNBRAKO(R), U130(R), CMSX(R) , PLASTIFORM(R) and HI-LIFE(R). The trademarks have been registered in the United States and certain foreign countries. Generally, trademark registrations are valid so long as the trademarks registered are used and renewal of the registration is timely made. United States patents of the Company expire at various times over the next 17 years. Patents covering the CMSX-4(R), CMSX-10(R), CM 186 LC(R) and CM 247 LC(R) superalloys are of particular importance in protecting the proprietary superalloy technology of the Company's subsidiary, Cannon-Muskegon Corporation. However, the Company does not believe that its business as a whole is dependent on any one or more patents or trademarks or on patent or trademark protection generally.

     No material portion of the Company's business in any segment is seasonal.

     No material part of the Company's business is dependent upon a single customer. In 1999, the five largest customers accounted for 21% of the Company's reported consolidated sales.

     The backlog of orders by segment at December 31, which represents firm orders with scheduled delivery within the next twelve months, was as follows (in thousands of dollars):

                                                           1999          1998
                                                         --------      --------
         Precision Fasteners and Components ..........   $207,350      $238,414
         Specialty Materials and Alloys ..............     21,301        28,444
         Magnetic Products ...........................     27,209        29,259
                                                         --------      --------
         Total .......................................   $255,860      $296,117
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

     Total expenditures during 1999, 1998 and 1997 for Company-sponsored research and development were $6.3 million, $5.3 million and $5.3 million, respectively. In 1999, approximately 55% of the expenditures were for the Company's Precision Fasteners and Components segment.

     Capital expenditures for property, plant and equipment are planned at $34.5 million in 2000, excluding capital spending for any businesses that may be acquired in 2000.

     There were approximately 4,837 persons employed in the Precision Fasteners and Components segment, 461 persons employed in the Specialty Materials and Alloys segment, and 970 persons employed in the Magnetic Products segment at December 31, 1999.

     Additional narrative information and the financial information concerning industry segments and the foreign and domestic operations are included in Note 18 to the Company's Consolidated Financial Statements on pages 33 through 35 in the 1999 Annual Report to Shareholders. Exhibit 13.1 contains the information and is incorporated herein by reference.

Item 2. PROPERTIES

     The Company owns or leases the manufacturing properties described below. All properties are in good condition.

Location

      Owned                                         Square Feet
      -----                                         -----------
      Jenkintown, Pennsylvania ..........           663,000(a)
      Cleveland, Ohio ...................           365,000(a)
      Sorocaba, Brazil ..................           339,000(a)
      Coventry, England .................           224,000(a)(d)
      Smethwick, England ................           137,000(a)
      Leicester, England ................           109,000(a)
      Salt Lake City, Utah ..............           104,000(a)
      Waterford, Michigan ...............           114,000(a)
      Melbourne, Australia ..............            44,000(a)
      Mansfield, England ................            35,300(a)
      Nuneaton, England .................             9,400(a)
      Transfer, Pennsylvania ............           245,000(b)
      Muskegon, Michigan ................           135,000(b)
      Marengo, Illinois .................           356,000(c)
      Norfolk, Nebraska .................           112,000(c)
      Marietta, Ohio ....................            78,000(c)
      Sevierville, Tennessee ............            65,000(c)
      Derbyshire, England ...............            44,000(c)
      Ogallala, Nebraska ................            22,000(c)

     Leased                                            Lease Expires                  Square Feet
     ------                                            -------------                  -----------
      Shannon, Ireland ......................       (f)(g)(h)(r) (s)                    296,000(a)
      Nashville, Tennessee ..................             (i)                            99,000(a)
      Las Vegas, Nevada .....................             (j)                            64,000(a)
      Leicester, England ....................             (k)                            38,000(a)
      Pointe-Claire, Quebec, Canada .........             (l)                            39,150(a)
      Essex, England ........................             (t)                            80,000(a)
      Howell, Michigan ......................             (u)                            44,000(a)
      Nottingham, England ...................             (v)                            71,600(a)
      Nuneaton, England .....................            (aa)                            16,000(a)
      Santa Ana, California .................             (e)                            76,000(a)
      Plymouth, Michigan ....................             (w)                           108,490(a)
      Canton, Michigan ......................             (x)                            50,840(a)
      Gadsden, Alabama ......................             (x)                            64,782(a)
      Tyler, Texas ..........................             (y)                             9,000(a)
      Melbourne, Australia ..................             (z)                            34,000(a)
      Wickliffe, Ohio .......................            (m)(n)                          76,000(b)
      Rochester, New York ...................             (o)                            70,000(c)
      Adelanto, California ..................             (p)                            45,000(c)
      Rochester, England ....................             (q)                            12,000(c)

-----------

   (a)  Precision Fasteners and Components segment.
   (b)  Specialty Materials and Alloys segment.
   (c)  Magnetic Products segment.
   (d)  Approximately 180,000 square feet used for manufacturing purposes, with remaining 44,000 square feet sub-leased.
   (e)  Lease for 76,000 square feet expires June 30, 2009.
   (f)  Lease for 15,702 square feet expires December 31, 2023.
   (g)  Lease for 100,000 square feet expires November 13, 2010.
   (h)  Lease for 57,000 square feet expires April 1, 2004.
   (i)  Lease for 99,000 square feet expires August 14, 2002.
   (j)  Lease for 60,000 square feet expires February 28, 2000.
   (k)  Lease for 38,000 square feet expires January 12, 2002.
   (l)  Lease for 35,000 square feet expires October 31, 2002.
   (m)  Lease for 38,000 square feet expires May 1, 2009.
   (n)  Lease for 38,000 square feet expires July 1, 2010.
   (o)  Lease for 70,000 square feet expires October 31, 2006.
   (p)  Lease for 45,000 square feet expires January 1, 2005.
   (q)  Lease for 12,000 square feet expires June 24, 2007.
   (r)  Lease for 75,000 square feet expires November 15, 2010.
   (s)  Lease for 48,000 square feet expires January 1, 2112.
   (t)  Lease for 80,000 square feet expires July 8, 2012.
   (u)  Lease for 44,000 square feet expires June 30, 2003.
   (v)  Leases for 42,000 square feet with various expirations. Primary lease expires December 24, 2001.
   (w)  Leases for 108,490 square feet with various expirations. Primary lease expires June 30, 2009.
   (x)  Leases for 50,840 square feet and 64,782 square feet each expire June 30, 2009.
   (y)  Lease for 9,000 square feet expires March 10, 2001.
   (z)  Leases for 34,000 square feet with various expirations. Primary lease expires December 31, 2003.
  (aa)  Property is leased on a month-to-month basis. The Company must give six months notice before terminating.

     Industrial Development Revenue Bonds were issued to finance the acquisition and improvement of the Salt Lake City, Utah manufacturing facility. These bonds are collateralized by a first mortgage on the facility and a bank letter of credit.

Item 3. LEGAL PROCEEDINGS

     A discussion of legal proceedings is included in Note 10 to the Company's Consolidated Financial Statements on pages 23 and 24 in the 1999 Annual Report to Shareholders. Exhibit 13.1 contains the information and is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1999, through the solicitations of proxies or otherwise.


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




Name                    Experience and Position Held                                     Age
----                    ----------------------------                                     ---
Charles W. Grigg        Chairman and Chief Executive Officer since October 1999.         60
                        Previously, Chairman, Chief Executive Officer and President
                        since April 1997. Previously, Chairman and Chief Executive
                        Officer since December 1993.

John S. Thompson        President and Chief Operating Officer since October 1999.        52
                        Previously, President and Chief Executive of BTR, Inc.
                        since 1993.

William M. Shockley     Vice President, Chief Financial Officer since October 1998.      38
                        Previously, Vice President, Chief Financial Officer and
                        Controller since July 1995. Previously, Corporate Controller since September 1992.

Thomas S. Cross         Vice President, Human Resources since June 1999.                 48
                        Previously, Vice President, Human Resources, North
                        American Aerospace Fasteners since January 1998.
                        Previously, Human Resource Manager, North American
                        Aerospace Fasteners since January 1994.

James D. Dee            Vice President, General Counsel and Secretary since April        42
                        1997. Previously, Vice President, Environmental and Legal
                        Affairs since February 1996. Previously, Assistant Counsel and Patent Counsel since 1988.

Thomas W. McDonnell     Controller since February 2000. Previously, Director of          39
                        Middle Market Advisory Services, PricewaterhouseCoopers
                        LLP since July 1997. Previously, Audit Manager,
                        PricewaterhouseCoopers LLP since July 1988.

Margaret B. Zminda      Treasurer, Assistant Secretary and Director, Investor            41
                        Relations since February 2000. Previously, Controller since
                        October 1998. Previously, Aerospace Fasteners Controller
                        since September 1993.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

     Information regarding the principal markets on which SPS Technologies' common stock is traded, the high and low sales price for the stock on the New York Stock Exchange for each quarterly period during the past 2 years, and the approximate number of holders of common stock at March 3, 2000 is included under the caption entitled "Common Stock Information" on page 37 in the 1999 Annual Report to Shareholders. Exhibit 13.4 contains this information and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

     A summary of selected financial data for SPS Technologies for the years and year-ends specified is included under the caption entitled "Selected Financial Data" on page 37 in the 1999 Annual Report to Shareholders. Exhibit
13.3 contains this information and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Information regarding SPS Technologies' financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 38 through 45 in the 1999 Annual Report to Shareholders. Exhibit 13.5 contains this information and is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's quantitative and qualitative information about market risk is included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 38 through 45 in the 1999 Annual Report to Shareholders. Exhibit 13.5 contains this information and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements for SPS Technologies and the required supplementary data "Summary of Quarterly Results" are included on pages 13 through 37 in the 1999 Annual Report to Shareholders. Exhibits 13.1 and 13.2 contain this information and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) Identification of directors:

      Information regarding directors is incorporated by reference to the Definitive Proxy Statement, Election of Directors, if filed with the Securities and Exchange Commission (SEC) within 120 days after December 31, 1999. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

   (b) Identification of executive officers:

      Information regarding executive officers is contained in Part I of this report (page 5).

Item 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the Definitive Proxy Statement, Executive Compensation and Board Meetings, Committees and Compensation of Directors, if filed with the SEC within 120 days after December 31, 1999. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Definitive Proxy Statement, Ownership of Voting Securities, if filed with the SEC within 120 days after December 31, 1999. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV



Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

         1. The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Accountants are set forth on pages 13 through 36 of the 1999 Annual Report to Shareholders. Exhibit 13.1 contains this information and is incorporated by reference. The Report of Independent Accountants, which covers the financial statement schedule, appears on page 11 of this report.

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

 10b     SPS Employees Savings and Investment Plan as Amended and Restated, effective January 1, 1999.

 10c     Employment Agreement between SPS Technologies, Inc. and John S. Thompson, President and Chief
         Operating Officer, effective October 1, 1999.

 10d     SPS Technologies, Inc. Management Incentive Plan as Amended and Restated, effective April 26,
         1994, Exhibit 10d to the Annual Report on Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.

 10e     Form of standby Purchase Agreement dated November 16, 1994. Exhibit 10.1 to the Form S-3/A filed
         November 17, 1994, is hereby incorporated by reference.

 10f     Retirement Benefit Agreement, dated February 28, 1979. Exhibit 10f to the Annual Report on Form
         10-K for the year ended December 31, 1991, is hereby incorporated by reference.

 1Og     Fee Arrangement with Former Directors, effective November 29, 1984. Exhibit 10g to the Annual
         Report on Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.

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

 10k     SPS Technologies, Inc. Supplemental Executive Retirement Plan, as amended and restated effective
         December 14, 1992, Exhibit 10k to the Annual Report on Form 10-K for the year ended December
         31, 1992, is hereby incorporated by reference.

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

 1On     Split Dollar Insurance Agreements regarding certain officers and directors effective April 2, 1990, and
         November 27, 1991. Exhibit 10n to the Annual Report on Form 10-K for the year ended December
         31, 1991, is hereby incorporated by reference.

 10o     SPS Technologies, Inc. Senior Executive Severance Plan, effective, December 14, 1992. Exhibit 10o to the Annual Report on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.

 lOp     Agreement with Retiring Executive, approved December 14, 1992. Exhibit 10p to the Annual Report on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.

 10q     SPS Technologies, Inc, Benefit Equalization Plan, as amended and restated effective December 14,
         1992. Exhibit 10 to the Quarterly Report on Form 1O-Q for the quarter ended March 31, 1993, is hereby incorporated by reference.

 1Or     SPS Technologies, Inc. Long Range Incentive Plan, effective January 1, 1995. Exhibit 10r to the
         Annual Report on Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.

 10s     SPS Technologies, Inc. Executive Deferred Compensation Plan III, effective January 1, 1998. Exhibit
         10s to the Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.

 13.1    1999 Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of
         Independent Accountants.

 13.2    Summary of Quarterly Results, for 1999 and 1998.

 13.3    Selected Financial Data for 1995 through 1999.

 13.4    Common Stock Information for 1999 and 1998.

 13.5    1999 Management's Discussion and Analysis of Financial Condition and Results of Operations.

  21     Subsidiaries of the Registrant.

  23     Consent of Independent Accountants.

  27     Financial Data Schedule.

   (b) Reports on Form 8-K filed during the last quarter of 1999:

     None.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SPS TECHNOLOGIES, INC.
                                             -----------------------------------
                                             (Registrant)



                                             /s/ William M. Shockley
                                             -----------------------------------
                                             William M. Shockley
                                             Vice President,
                                             Chief Financial Officer

Date: March 10, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           Signature                               Title                           Date
           ---------                               -----                           ----
   /s/ CHARLES W. GRIGG          Chairman, Chief Executive Officer and       March 10, 2000
   --------------------            Director (Principal Executive
       Charles W. Grigg            Officer)

   /s/ JOHN S. THOMPSON          President, Chief Operating Officer and      March 10, 2000
   --------------------            Director
       John S. Thompson

 /s/ WILLIAM M. SHOCKLEY         Vice President, Chief Financial Officer     March 10, 2000
 -----------------------           (Principal Financial Officer)
     William M. Shockley

/s/ HOWARD T. HALLOWELL, III     Director                                    March 10, 2000
----------------------------
    Howard T. Hallowell, III

     /s/ JAMES F. O'CONNOR       Director                                    March 10, 2000
     ---------------------
        James F. O'Connor

    /s/ ERIC M. RUTTENBERG       Director                                    March 10, 2000
    ----------------------
        Eric M. Ruttenberg

    /s/ HARRY J. WILKINSON       Director                                    March 10, 2000
    ----------------------
        Harry J. Wilkinson


                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of SPS Technologies, Inc.:



Our audits of the consolidated financial statements referred to in our report dated February 8, 2000, except for Note 20, as to which the date is March 14, 2000, appearing in the 1999 Annual Report to Shareholders of SPS Technologies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICEWATERHOUSECOOPERS LLP



Philadelphia, Pennsylvania
February 8, 2000

                                                                    SCHEDULE II
                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                 Years ended December 31, 1999, 1998 and 1997
                            (Thousands of dollars)




                                                                 Additions        Additions
                                                                  charged          charged
                                                                (deductions      (deductions
                                               Balance at        credited)        credited)                           Balance at
                                                beginning      to costs and        to other                             end of
Description                                      of year         expenses          accounts         Deductions           year
-----------                                      -------         --------          --------         ----------           ----
Year ended December 31, 1999:
                                                                                 $     (84)(b)
 Allowance for doubtful accounts .........     $   2,960         $    459              517 (c)       $  (489)(a)      $   3,363
                                               =========         ========        =========           =======          =========
 Deferred income tax valuation                                                      (1,202)(b)
  allowance ..............................     $  11,782(e)      $ (1,449)       $    (255)(d)       $                $   8,876
                                               =========         ========        =========           =======          =========
Year ended December 31, 1998:
                                                                                        (9)(b)
 Allowance for doubtful accounts .........     $   2,027         $    990        $     324(c)        $  (372)(a)      $   2,960
                                               =========         ========        =========           =======          =========
 Deferred income tax valuation
   allowance .............................     $  11,030(e)      $    752        $                   $                $  11,782(e)
                                               =========         ========        =========           =======          =========
Year ended December 31, 1997:
                                                                                 $     (28)(b)
 Allowance for doubtful accounts .........     $   1,668         $    407              263 (c)       $  (283)(a)      $   2,027
                                               =========         ========        =========           =======          =========
 Deferred income tax valuation
   allowance .............................     $  12,596(e)      $    150        $  (1,716)(d)                        $  11,030(e)
                                               =========         ========        =========                            =========

(a) Write off of uncollectible receivables, net of recoveries.
(b) Translation adjustments.
(c) Balance acquired in connection with acquisitions.
(d) Release of valuation allowances related to prior year business acquisitions and credited to goodwill, the 1997 amount is net of balances acquired with business acquisitions.
(e) The prior year components of the net deferred income tax asset were reclassified to conform to the current year presentation.

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

10b SPS Employees Savings and Investment Plan as Amended and Restated, effective January 1, 1999.

10c Employment Agreement between SPS Technologies, Inc. and John S. Thompson, President and Chief Operating Officer, effective October 1, 1999.

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

10s SPS Technologies, Inc. Executive Deferred Compensation Plan III, effective January 1, 1998. Exhibit 10s to the Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.

13.1 1999 Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Accountants.

13.2     Summary of Quarterly Results for 1999 and 1998.

13.3     Selected Financial Data for 1995 through 1999.

13.4     Common Stock Information for 1999 and 1998.

13.5 1999 Management's Discussion and Analysis of Financial Condition and Results of Operations.

21       Subsidiaries of the Registrant.

23       Consent of Independent Accountants.

27       Financial Data Schedule.