Form 10-Q
period 2000-03-31
SPS TECHNOLOGIES INC
filed 2000-05-15
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000
Commission file number 1-4416

SPS TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its Charter)

              PENNSYLVANIA                     23-1116110
        (State of incorporation)            (I.R.S. Employer
      Two Pitcairn Place, Suite 200        Identification No.)
        165 Township Line Road
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

   The number of shares of Registrant's Common Stock outstanding on May 8,
2000 was 12,679,918.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information
                                                              Page

Item 1.  Financial Statements

         Statements of Consolidated Operations -
         Three Months Ended March 31, 2000 and 1999
         (Unaudited)                                             3

         Consolidated Balance Sheets -
         March 31, 2000 and December 31, 1999
         (Unaudited)                                           4-5

         Condensed Statements of Consolidated Cash Flows -
         Three Months Ended March 31, 2000 and 1999
         (Unaudited)                                             6

         Consolidated Statements of Comprehensive Income -
         Three Months Ended March 31, 2000 and 1999
         (Unaudited)                                             7

         Notes to Condensed Consolidated
         Financial Statements                                 8-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       13-17

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                      18

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                       19

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited-Thousands of dollars except share data)

                                                    Three Months Ended
                                                         March 31,
                                                    2000          1999

Net sales                                        $ 216,730      $ 202,475

Cost of goods sold                                174,106         157,621

Gross profit                                        42,624         44,854

Selling, general and
 administrative expense                            23,553          21,185

Operating earnings                                 19,071          23,669

Other income (expense):
 Interest income                                       442            196
 Interest expense                                  (4,543)         (3,334)
 Equity in loss
  of affiliates                                       -              (262)
 Other, net                                            140            (99)
                                                    (3,961)        (3,499)

Earnings before income taxes                       15,110         20,170

Provision for income taxes                          4,700           6,850

Net earnings                                    $  10,41 0      $  13,320

Earnings per common share:

  Basic                                              $0.82          $1.05

  Diluted                                            $0.81          $1.02

See accompanying notes to condensed consolidated financial statements.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

                                               Unaudited
                                               March 31,         December 31,
                                                  2000              1999

Assets

Current assets
 Cash and cash equivalents                     $ 15,634          $ 50,47 9
 Accounts and notes receivable,
  less allowance for doubtful
  receivables of $4,137 (1999-$3,363)           143,403           118,287
 Inventories                                    153,092            138,121
 Deferred income taxes                           19,231             19,291
 Prepaid expenses and other                       8,099              6,971

     Total current assets                       339,459           $333,149

Property, plant and equipment, net of
 accumulated depreciation of $150,177
 (1999-$152,865)                               230,665            221,147

Other assets, principally goodwill             236,577           146,668

     Total assets                             $806,701           $700,964

See accompanying notes to condensed consolidated financial statements.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)

                                               Unaudited
                                               March 31,      December 31,
                                                 2000             1999

Liabilities and shareholders' equity

Current liabilities
 Notes payable and current portion of
   long-term debt                             $ 18,706          $ 15,553
 Accounts payable                               71,378            63,698
 Accrued expenses                               60,179            56,354
 Income taxes payable                           10,527             7,165
   Total current liabilities                   160,790          142,770

Deferred income taxes                           26,179            26,098
Long-term debt                                 277,824           201,895
Retirement obligations
  and other long-term liabilities               25,521           25,162

Shareholders' equity
 Preferred stock, par value $1 per share,
  authorized 400,000 shares, issued none
 Common stock, par value $0.50 per share,
  authorized 60,000,000 shares,
  issued 14,009,333 shares (13,986,882
  shares in 1999)                                7,005             6,993
 Additional paid-in capital                    112,596          110,261
 Common stock in treasury, at cost,
  1,302,857 shares (1,366,407 shares
  in 1999)                                      (21,956)         (22,285)
 Retained earnings                             239,591           229,181
 Accumulated other comprehensive income
  Minimum pension liability                       (732)             (732)
  Cumulative translation adjustments           (20,117)         (18,379)
    Total shareholders' equity                 316,387          305,039

      Total liabilities and
       shareholders' equity                   $806,701          $700,964

See accompanying notes to condensed consolidated financial statements.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited-Thousands of dollars)

                                                  Three Months Ended
                                                       March 31,
                                                  2000          1999
Net cash provided by operating
activities (including depreciation
and amortization of $9,911 in
2000 and $8,773 in 1999)                      $  8,297       $  20,089

Cash flows from investing activities
  Additions to property, plant and equipment    (7,272)        (7,168)
  Proceeds from sale of property, plant
    and equipment                              2,476             729
  Acquisitions of businesses, net of

    cash acquired                            (115,572)              -
  Proceeds from sale of other assets                 -          2,501
Net cash used in investing activities         (120,368)        (3,938)

Cash flows from financing activities

  Proceeds from borrowings                      88,071         10,128
  Reduction of borrowings                       (9,319)        (7,899)
  Purchases of treasury stock                   (1,535)        (1,682)
  Proceeds from exercise of stock options          166             53

Net cash provided by financing activities       77,383            600

Effect of exchange rate changes on cash           (157)          (386)

Net increase (decrease) in cash and cash
  equivalents                                  (34,845)         16,365

Cash and cash equivalents at
  beginning of period                           50,479        ;   8,414

Cash and cash equivalents at
  end of period                               $ 15,634        $ 24,779

Significant noncash investing and
financing activities
  Issuance of treasury shares for
    businesses acquired                       $  3,600       $       -
  Debt assumed with businesses acquired       $    501       $      -
  Acquisition of treasury shares for
    stock options exercised                   $      -        $    570

See accompanying notes to condensed consolidated financial statements.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Thousands of dollars)

                                                   Three Months Ended
                                                        March 31,
                                                    2000        1999

Net earnings                                     $10,410      $13,320

Other comprehensive
 income(expense):
   Foreign currency
    translation adjustments                       (1,738)     (8,296)

Total comprehensive income                       $ 8,672     $ 5,024

See accompanying notes to condensed consolidated financial statements.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited-Thousands of dollars, except share data)

1.  Financial Statements

         In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999.  The December 31, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  The accompanying financial statements contain only normal recurring adjustments.  All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1999 Annual Report filed on Form 10-K applied on a  consistent basis.

2.  Business Acquisitions

        All acquisitions have been accounted for under the purchase method.The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

         On March 14, 2000 the Company acquired all of the outstanding shares of Avibank Mfg., Inc. (Avibank) based in Burbank, California for approximately
$115,500.  Consideration consisted of approximately $111,900 in cash and
 110,652 shares of the Company's common stock in treasury valued at $3,600.
Avibank is a manufacturer of latches, hold open rods, quick release pins, structural panel fasteners, self retaining bolts and expandable fasteners for aerospace markets.  Avibank, through its AVK Industrial Products Division, also manufactures threaded inserts for the automotive and industrial markets.
The excess of the purchase price over the fair values of the net assets acquired was approximately $88,000 and has been recorded as goodwill, patents, trademarks and other intangibles which are being amortized on a straight-line basis over 15 to 40 years.

         On June 30, 1999 the Company acquired all of the outstanding shares of National Set Screw Corporation, doing business as NSS Technologies, Inc.
(NSS), based in Plymouth, Michigan for approximately $43,700.
NSS manufactures highly specialized, cold-formed steel components for the automotive, heavy truck, mining/road construction and waterworks industries.  The excess of the purchase price over the fair values of the net assets acquired was approximately $25,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

         The following unaudited pro forma consolidated results of operations are presented as if the Avibank and NSS acquisitions had been made at the beginning of the periods presented.

                                        Three  Months Ended
                                             March 31,
                                        2000           1999

         Net sales                        $234,551      $237,975
         Net earnings                       11,001        14,020
         Basic earnings
           per common share                   0.86          1.10

         Diluted earnings
           per common share                   0.85          1.06

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
combined operations.

3.  Inventories

                                March 31,          December 31,
                                 2000                1999

     Finished goods             $ 65,938            $ 57,292
     Work-in-process              47,924              41,853
     Raw materials
       and supplies               33,551              33,454
     Tools                         5,679                5,522

                                $153,092             $138,121

4.  Long-term Debt

On March 10, 2000, the Company entered into a Bank Credit Agreement to borrow up to $75,000 in either United States Dollars or certain European currencies.  Borrowings bear interest at either a) an overnight base rate equal to the higher of the prime rate of the agent bank or the federal funds rate plus .5 percentage points, b) a rate equal to the effective interbank rate plus a margin ranging from .75 to 1.30 percentage points based on the consolidated Leverage Ratio, as defined, or c) at a rate and term negotiated between the agent bank and the Company, as applicable.  Borrowings outstanding under the 2000 Bank Credit Agreement at March 31, 2000 were $923 with an interest rate of 7.69 percent.  This agreement expires March 9, 2005.
The Company is required to pay a fee on unborrowed amounts of the facility ranging from .175 to .30 percentage points based on the consolidated
Leverage Ratio.

On February 25, 2000, the Company entered into a long-
term Note Purchase Agreement with one insurance company for $15,000 at a fixed interest rate of 8.37 percent due in annual installments from February 28, 2004 to February 28, 2010.

On February 24, 2000, the Company received the proceeds of the
Michigan Strategic Fund Variable Rate Demand Limited Obligation Revenue
Bonds, Series 2000.  The proceeds of the Series 2000 Bonds of $6,000 were issued to finance the acquisition and installation of machinery and equipment at a precision fastener and components segment manufacturing facility in
Canton, Michigan and are to be repaid on February 1, 2010.  The Bonds are secured by a bank letter of credit.  At March 31, 2000, the interest rate on the Series 2000 bonds was 4.05 percent.

The Company is subject to a number of restrictive covenants under its various debt agreements.  Covenants associated with the Note Purchase
Agreements are generally more restrictive than those of the Bank Credit
Agreements.  The following significant covenants are currently in place under the Note Purchase Agreements:  maintenance of a consolidated debt-to-total capitalization (shareholders' equity plus total debt) ratio of not more  ;
than 55 percent and maintenance of a consolidated net worth of at least
$200,000 plus 50 percent of adjustable consolidated net income for quarters ended after December 31, 1998.  Under these covenants, restricted payments, which include all dividends and purchases or retirements of capital stock, paid by the Company may not exceed $40,000 plus 50 percent of consolidated net income (or minus 100 percent of the consolidated net loss) from January 1,
1999 to the date of the restricted payment.  Certain of the Company's debt agreements contain cross default and cross acceleration provisions. At March 31,
2000, the Company was in compliance with all covenants of these existing credit agreements.  As of March 31, 2000, under the terms of these existing credit agreements, the Company is permitted to incur an additional $90,300 in debt.

5.   Environmental Contingency

         The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites.  At March 31, 2000, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated.  Management believes the overall costs of environmental remediation will be incurred over an extended period of time. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information.  As the scope of the
Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary.  Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected.  Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

6.  Per Share Data

         Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options were exercised.
Earnings per common shares are computed as follows:

                                                    Three Months Ended
                                                          March 31,
                                                    2000           1999

Net earnings                               $    10,410      $    13,320

Average shares of common stock
  outstanding used to compute basic
  earnings per common share                 12,670,658      12,692,143

Additional common shares to be
  issued assuming exercise of stock
  options, net of shares assumed
  reacquired                                   222,247          376,219

Shares used to compute dilutive
  effect of stock options                   12,892,905      13,068,362

Basic earnings per common share                  $0.82           $1.05

Diluted earnings per common share                $0.81           $1.02

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

                                                       Three Months Ended
                                                             March 31,
                                                       2000          1999

Net Sales:
     Precision Fasteners and Components        $148,162       $137,894
     Specialty Materials and Alloys              32,582         29,439
     Magnetic Products                           35,986          35,142

     Total Net Sales                           $216,730        $202,475

Operating Earnings:
     Precision Fasteners and Components        $ 14,144       $ 18,127
     Specialty Materials and Alloys               4,351          4,292
     Magnetic Products                            3,376           4,000
     Unallocated Corporate Costs                 (2,800)        (2,750)

     Total Operating Earnings                  $ 19,071       $ 23,669

8.  Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting
for Derivative Instruments and Hedging Activities."  This Statement
requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting.  This Statement is effective for all interim period financial statements for fiscal years beginning after June 15, 2000.
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

Introduction

     Net earnings and net cash provided by operating activities decreased in the first quarter of 2000 compared to the same quarter in 1999.  The decrease in operating results is primarily attributable to lower earnings from the
Company's North American aerospace operations that could not be offset by strong demand for the Company's products sold to the automotive and industrial gas turbine markets.  The Company completed two acquisitions in 2000 which expand the range of products offered to the aerospace, automotive and industrial markets.

Net Sales

    Net sales increased $14.3 million, or 7.0 percent, compared to the first quarter of 1999 and increased $21.8 million, or 11.2 percent, compared to the fourth quarter of 1999.  Sales from businesses acquired in 1999 and
2000 increased the Company's first quarter 2000 sales by $22.8 million compared to the first quarter of 1999 and $7.5 million compared to the fourth quarter of 1999.

    Sales of products by companies acquired in 1999 and 2000 (primarily NSS
Technologies and Avibank) increased Precision Fasteners and Components segment sales by $22.8 million compared to the first quarter of 1999.  Excluding the sales from these recently acquired businesses, this segment's sales decreased
$12.6 million, or 9.1 percent compared to the first quarter of 1999.  Sales of aerospace fasteners and components of $63.9 million in the first quarter of 2000 represents a $15.6 million, or 19.6 percent, decrease from the first quarter of
1999 and a $2.9 million, or 4.4 percent, decrease from the fourth quarter of
1999.  These decreases reflect the depressed demand from North American commercial aerospace markets and inventory reduction activities by a major aerospace engine manufacturer in Europe.  While the Company is encouraged by a $13.9 million, or 26.5 percent, increase in incoming orders for aerospace fasteners and components in the first quarter of 2000, compared to the fourth quarter of
1999, it does expect lower sales for the full year 2000 compared to 1999.

Excluding recently acquired businesses, the Company's automotive and industrial fastener sales increased $3.4 million, or 6.8 percent, compared to the first quarter of 1999 and $6.9 million, or 14.9 percent, compared to the fourth quarter of 1999.  These increases are the result of a strong automotive market in the United States and a moderate recovery of the automotive demand in
Brazil.  The Company continues to benefit from orders for new business requiring performance and safety-critical automotive fasteners and components.

     Specialty Materials and Alloy segment sales increased $3.1 million, or
10.7 percent, compared to the first quarter of 1999 and $7.9 million, or 32.0 percent, compared to the fourth quarter of 1999.  These higher sales are the result of strong demand from the industrial gas turbine and medical markets combined with higher material prices (primarily, cobalt and nickel) which are reflected in higher selling prices to customers.

     Magnetic Product segment sales increased $.8 million, or 2.4 percent, compared to the first quarter of 1999 and $2.2 million, or 6.5 percent, compared to the fourth quarter of 1999.  These increases are attributed to strong demand from the United States automotive, telecommunications, computers and advertising markets.  Sales of magnetic products for reprographic applications decreased by approximately $1.0 million, or 16 percent, compared to the first quarter of 1999 and partially offset the increase in sales to other markets served by the Material Products segment.

Operating Earnings

    Operating earnings of the Company decreased $4.6 million, or 19.4 percent, compared to the first quarter of 1999 and $1.7 million, or 8.2 percent, compared to the fourth quarter of 1999.  Operating earnings for the first quarter of 2000 include a non-recurring gain related to the sale of an automotive fastener manufacturing facility.  On March 31, 2000, the Company sold its Coventry,
England facility for $2.5 million, resulting in a gain of $.9 million.  The
Company's automotive fastener operation located in the building will continue to occupy a portion of the facility under a lease arrangement.

Excluding the gain of $.9 million described above, the operating earnings of the Precision Fasteners and Components segment decreased sharply from $18.1 million, or 13.1 percent of sales, for the three months ended March 31, 1999 to
$13.2 million, or 8.9 percent of sales, for the three months ended March 31,
2000.  The decrease in earnings is due primarily to the decrease in sales of aerospace fasteners and components discussed above.  The decrease in operating profit margin (13.1 percent to 8.9 percent) reflects a shift in the mix of sales from higher margin aerospace products to lower margin automotive products.
In the first quarter of 2000, this segment incurred costs of $1.4 million associated with workforce reductions and consolidation of operations.
The Company has reduced the workforce in its aerospace fastener manufacturing plants by approximately 178 people.  In addition, the Company is reorganizing its precision tool manufacturing facilities to allow each tool plant to focus on specific products and technologies in order to offer competitive products through an integrated sales organization.

    While the operating earnings of the Specialty Materials and Alloy segment were essentially unchanged compared to the first quarter of 1999 at $4.3 million, the operating profit margin decreased from 14.6 percent in the first quarter of 1999 to 13.4 percent in the first quarter of 2000.  The decrease in margin is attributed to higher material prices for cobalt and nickel.  Because material prices are merely passed onto the customer, higher material prices result in a higher value of sales but decreased margins as sales and costs are increasing in the same amount.

Operating earnings of the Magnetic Products segment decreased $.6 million, or 15.6 percent, from the first quarter of 1999 and $1.2 million, or 25.9 percent from the fourth quarter of 1999.  The decrease in earnings is attributed to decreased sales of reprographic magnetic products and the operating loss of approximately $1.0 million incurred by the Company's majority owned joint venture manufacturing facility in Adelanto, California.  The Company has assumed an increase in management control and is evaluating actions necessary to return this facility to profitability.

Other Income and Expense

    Due to higher levels of debt, interest expense increased from $3.3 million in the first quarter of 1999 to $4.5 million in the first quarter of 2000.  In the first quarter of 1999, the Company recorded a $262 thousand loss in equity in earnings of affiliates due to the losses associated with the Company's affiliates in China and India.  The investment balances in these affiliates, accounted for on the equity method, were written down in the second quarter of
1999 to zero.

Orders and Backlog

Incoming orders for the first quarter of 2000 increased 24.7 percent to
$223.2 million compared to the fourth quarter of 1999. Excluding the impacts of businesses acquired in the first quarter of 2000, Precision Fasteners and
Components orders increased 23%, while orders for both the Specialty Materials and Alloys and Magnetic Products segments increased 20% respectively.

Incoming orders in the first quarter of 2000 were $223.2 million compared to $204.8 million for the first quarter of 1999 and $179.0 million for the fourth quarter of 1999.  Companies acquired after the first quarter of 1999
(primarily, NSS Technologies and Avibank) increased orders by $23.5 million compared to the first quarter of 1999 and $12.0 million compared to the fourth quarter of 1999.  The backlog of orders, which represent firm orders with delivery scheduled within 12 months, at March 31, 2000 was $287.3 million, compared to $289.9 million on the same date a year ago and $255.9 million at
December 31, 1999.

Acquisitions

     As discussed in Note 2 to the financial statements, the Company acquired all of the outstanding shares of Avibank Mfg., Inc. (Avibank) based in Burbank,
California for approximately $115.5 million on March 14, 2000.  The shareholders of Avibank and SPS will elect to have the transaction treated as an asset purchase for tax purposes.  Avibank is a leading manufacturer of latches, hold open rods, quick release pins, structural panel fasteners, self-retaining bolts and expandable fasteners for aerospace markets.  Avibank, through its AVK Industrial
Products Division, also manufactures threaded inserts for the automotive and industrial markets.  A large number of Avibank's products are proprietary and covered by over forty active patents.  For the year ended December 31, 1999,
Avibank reported sales of approximately $77.5 million.  The acquisition of
Avibank represents another step in the execution of the Company's strategy of acquiring technically sophisticated, strong niche companies which are extensions of its existing businesses.

     On January 10, 2000, the Company acquired certain operating assets of
ULMA S.p.A. (ULMA) based in Milan, Italy for approximately $2.3 million.  ULMA is a full range manufacturer of flat, planetary and cylindrical thread roll dies used in metal forming.  Sales for the year ended December 31, 1999 were approximately $5.2 million.  The acquisition of ULMA expands the Company's precision tool product offering and establishes a precision tool manufacturing presence in Continental Europe.

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

     Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the condensed statements of consolidated cash flows.  Net cash provided by operating activities decreased by $11.8 million compared to the first three months of 1999 due primarily to the decrease in net earnings ($2.9 million), and an increase in cash used to fund working capital
($7.3 million).

     The increase in cash used in investing activities is due to the cash used for the acquisition of Avibank ($111.9 million).  The Company spent $7.3 million for capital expenditures in the first three months of 2000 and has budgeted $34.5 million for the full year of 2000, as reported on Form 10-K for the year ended
December 31, 1999.  This budgeted amount excludes capital spending for any companies acquired in 2000.

     The Company's total debt to equity ratio was 94 percent at March 31,
2000, compared to 71 percent at December 31, 1999.  Total debt was $296.5 million at March 31, 2000 and $217.4 million at December 31, 1999. As of March 31,
2000, under the terms of its existing credit agreements, the Company is
permitted to incur an additional $90.3 million in debt.   Additional
information related to financing activities is provided in Note 4 to the financial statements.

Forward-Looking Statements

     Certain statements in Management's Discussion and Analysis of Financial
Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995,
that involve risk and uncertainty.  The Company's expectations of lower sales of aerospace fasteners and components, future benefits of order for new business for automotive fasteners and components, future benefits of the
Company's workforce reductions and consolidation and reorganization of manufacturing operations, plans to return the Adelanto, California facility to profitability and future benefits from operational synergies with newly acquired companies are "forward-looking" statements contained in
Management's Discussion and Analysis of Financial Condition and Results
of Operations.  Actual future results may differ materially depending on a variety of factors, such as:  the effects of competition on products and pricing, fluctuations in raw material prices, customer satisfaction and qualification issues, labor disputes, worldwide political and economic stability and changes in fiscal policies, laws and regulations on a national and international basis.  The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

SPS Technologies, Inc and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary market risk exposures are foreign currency exchange rate and interest rate risk.  Fluctuations in foreign currency exchange rates affect the Company's results of operations and financial position.  As discussed in Note 1 to the financial statements on Form 10-K for the year ended December 31,
1999, the Company uses forward exchange contracts and one currency swap agreement to minimize exposure and reduce risk from exchange rate fluctuations affecting the results of operation.  Because the largest portion of the Company's foreign operations are located in countries with relatively stable currencies, namely,
England, Ireland and Canada, the foreign currency exchange rate risk to the
Company's financial position is not material.  However, the Company has expanded into Brazil, China and other foreign countries which has increased its exposure to foreign currency fluctuations.  Fluctuations in interest rates primarily affect the Company's results of operations.  Because a majority of the Company's debt is in fixed rate obligations (as disclosed in Note 8 to the financial statements on
Form 10-K for the year ended December 31, 1999), the Company has effectively limited its interest expense exposure to fluctuation in interest rates.

     A description of the Company's financial instruments is provided in Notes 1 and 16 to the financial statements on Form 10-K for the year ended December 31,
1999.  Assuming an instantaneous 10 percent strengthening of the United States dollar versus foreign currencies for which forward exchange contracts and currency rate swap agreements existed and a 10 percent change in interest rate on the
Company's debt had all occurred on March 31, 2000, the Company's results of operations, cash flow and financial position would not have been materially affected.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     27.    Financial Data Schedule

(b)  The following reports on Form 8-K were filed during the quarter ended
     March 31, 2000:

1.  A Form 8-K was filed on February 22, 2000, stating that on February
    3, 2000, the Company entered into a definitive agreement to purchase all of the outstanding shares of Avibank Mfg., Inc., headquartered in Burbank, California.

     2.  A Form 8-K was filed on March 28, 2000, stating that on March 14,
         2000, the Company completed the acquisition of all the outstanding shares of Avibank Mfg., Inc. ("Avibank") headquartered in Burbank,
         California for approximately $115.0 million from the Berman Family
         Trust, the Dennis and Bonita Arnold Trust and John A. Duran.
         Consideration consisted of $111.4 million in cash and 110,652 shares of the registrant's common stock valued at $3.6 million.
         The cash consideration was funded with cash on hand and borrowings received in the ordinary course of business from First Union
         National Bank; Mellon Bank, N.A.; PNC Bank, National Association;
         First National Bank of Maryland, predecessor by merger to AllFirst
         Bank; Connecticut General Life Insurance Company and Life Insurance
         Company of North America.  The acquisition has been accounted for under the purchase method and accordingly, Avibank's net assets and results of operations will be included in the registrant's consolidated financial statements from the date of acquisition.
         Avibank is a manufacturer of latches, hold open rods, quick release pins, structural panel fasteners, self-retaining bolts and expandable fasteners for aerospace markets.  Avibank, through its
         AVK Industrial Products Division, also manufactures threaded inserts for the automotive and industrial markets.  The registrant intends to continue to use the assets acquired for the
         manufacturing of fasteners for the aerospace, automotive and industrial markets.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SPS  TECHNOLOGIES, INC.
                                       (Registrant)

Date:  May 8, 2000                     /s/ William M. Shockley
                                       William  M. Shockley
                                       Vice  President,
                                       Chief  Financial Officer

Mr. Shockley is signing on behalf of the registrant and as the Chief
Financial Officer of the registrant.

EXHIBIT INDEX

27     Financial Data Schedule.