Form 10-Q
period 2000-06-30
SPS TECHNOLOGIES INC
filed 2000-08-15
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q


                       QUARTERLY REPORT
               PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarter ended June 30, 2000
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of Registrant's Common Stock outstanding on August 7, 2000 was 12,679,377.

              SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
              ---------------------------------------
                             INDEX
                             -----


Part I. Financial Information
-----------------------------

Item 1.  Financial Statements


     Statements of Consolidated Operations -
     Three and Six Months Ended June 30, 2000 and 1999
     (Unaudited)


     Consolidated Balance Sheets -
     June 30, 2000 and December 31, 1999
     (Unaudited)


     Condensed Statements of Consolidated Cash Flows -
     Six Months Ended June 30, 2000 and 1999
     (Unaudited)


     Consolidated Statements of Comprehensive Income -
     Three and Six Months Ended June 30, 2000 and 1999
     (Unaudited)


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



Part II. Other Information
--------------------------

Item 4.  Submission of Matters to Vote of Security
         Holders

Item 6.  Exhibits and Reports on Form 8-K

                SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED OPERATIONS
           (Unaudited-Thousands of dollars, except share data)


                               Three Months Ended          Six Months Ended
                                    June 30,                  June 30,
                              ----------------------     --------------------
                                 2000         1999        2000        1999
                              --------      --------     --------   --------
Net sales                     $228,003      $194,560     $444,733   $397,035
Cost of goods sold             183,326       151,792      357,432    309,413
                              --------      --------     --------   --------
Gross profit                    44,677        42,768       87,301     87,622

Selling, general and
 administrative expense         25,248        18,240       48,801     39,425
                              --------      --------     --------   --------
Operating earnings              19,429        24,528       38,500     48,197
                              --------      --------     --------   --------
Other income (expense):
 Interest income                   182           282          624        478
 Interest expense               (5,721)       (3,270)     (10,264)    (6,604)
 Equity in loss of
  affiliates                      -           (1,770)        -        (2,032)
 Other, net                        390          (100)         530       (199)
                              --------      --------     --------   --------
                                (5,149)       (4,858)      (9,110)    (8,357)
                              --------      --------     --------   --------

Earnings before income taxes    14,280        19,670       29,390     39,840

Provision for income taxes       4,320         6,660        9,020     13,510
                              --------      --------     --------   --------
Net earnings                  $  9,960      $ 13,010     $ 20,370   $ 26,330
                              ========      ========     ========   ========

Earnings per common share:

  Basic                       $   0.79      $   1.03     $   1.61   $   2.07
                              ========      ========     ========   ========
  Diluted                     $   0.77      $   1.00     $   1.58   $   2.02
                              ========      ========     ========   ========





See accompanying notes to condensed consolidated financial statements.

               SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                       (Thousands of dollars)


                                          Unaudited
                                          June 30,    December 31,
                                            2000          1999
                                         ----------   ------------
Assets

Current assets
 Cash and cash equivalents                $ 24,874      $  50,479
 Accounts and notes receivable,
  less allowance for doubtful
  receivables of $4,300
 (1999-$3,363)                             140,005        118,287
 Inventories                               150,675        138,121
 Deferred income taxes                      18,996         19,291
 Prepaid expenses and other                  7,722          6,971
                                          --------       --------
     Total current assets                  342,272        333,149


Property, plant and equipment, net of
 accumulated depreciation of $155,454
 (1999-$152,865)                           227,343        221,147

Other assets, principally goodwill         238,272        146,668
                                          --------       --------
     Total assets                         $807,887       $700,964
                                          ========       ========








See accompanying notes to condensed consolidated financial statements.

                   SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  (Thousands of dollars, except share data)


                                          Unaudited
                                          June 30,     December 31,
                                            2000           1999
                                          ---------    ------------

Liabilities and shareholders' equity

Current liabilities
 Notes payable and current portion of
   long-term debt                         $ 18,946       $ 15,553
 Accounts payable                           67,741         63,698
 Accrued expenses                           66,846         56,354
 Income taxes payable                        8,418          7,165
                                          --------       --------
   Total current liabilities               161,951        142,770
                                          --------       --------
Deferred income taxes                       26,711         26,098
Long-term debt                             271,388        201,895
Retirement obligations and other
  long-term liabilities                     25,889         25,162


Shareholders' equity
 Preferred stock, par value $1 per share,
  authorized 400,000 shares, issued none
 Common stock, par value $0.50 per share,
  authorized 60,000,000 shares,
  issued 14,063,829 shares (13,986,882
  shares in 1999)                            7,032          6,993
 Additional paid-in capital                113,741        110,261
 Common stock in treasury, at cost,
  1,395,798 shares (1,366,407 shares
  in 1999)                                 (24,997)       (22,285)
 Retained earnings                         249,551        229,181
 Accumulated other comprehensive income
  Minimum pension liability                   (732)          (732)
  Cumulative translation adjustments       (22,647)       (18,379)
                                          --------       --------
    Total shareholders' equity             321,948        305,039
                                          --------       --------

      Total liabilities and
       shareholders' equity               $807,887       $700,964
                                          ========       ========



See accompanying notes to condensed consolidated financial statements.

              SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                 (Unaudited-Thousands of dollars)

                                                 Six Months Ended
                                                      June 30,
                                                 ----------------
                                                  2000       1999
                                                 -----      -----
Net cash provided by operating
activities (including depreciation
and amortization of $24,050 in
2000 and $17,239 in 1999)                      $ 31,490     $ 31,648
                                               --------     --------
Cash flows provided by (used in)
investing activities
  Additions to property, plant and equipment    (15,148)     (15,670)
  Proceeds from sale of property, plant
    and equipment                                 4,332        7,369
  Acquisitions of businesses, net of cash
    acquired                                   (116,111)     (28,537)
  Proceeds from sale of other assets               -           2,501
                                               --------      -------
Net cash used in investing activities          (126,927)     (34,337)
                                               --------      -------
Cash flows provided by (used in) financing
activities
  Proceeds from borrowings                      101,506       38,515
  Reduction of borrowings                       (27,694)     (30,891)
  Purchases of treasury stock                    (4,240)      (4,481)
  Proceeds from exercise of stock options           569          573
                                               --------      -------
Net cash provided by financing activities        70,141        3,716
                                               --------      -------
Effect of exchange rate changes on cash            (309)        (457)
                                               --------      -------
Net increase (decrease) in cash and cash
  equivalents                                   (25,605)         570

Cash and cash equivalents at
  beginning of period                            50,479        8,414
                                               --------     --------
Cash and cash equivalents at
  end of period                                $ 24,874     $  8,984
                                               ========     ========
Significant noncash investing
and financing activities
  Issuance (refund) of treasury shares
    for businesses acquired                   $   3,600     $   (756)
  Debt assumed with businesses acquired       $     483     $ 15,060
  Acquisition of treasury shares for
    stock options exercised                   $     336     $    887


See accompanying notes to condensed consolidated financial statements.

                   SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (Unaudited - Thousands of dollars)




                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   ------------------      ------------------
                                     2000      1999           2000     1999
                                     ----      ----           ----     ----

Net earnings                       $ 9,960   $13,010        $20,370   $26,330

Other comprehensive
 income(expense):
   Foreign currency
    translation adjustments         (2,530)   (1,372)        (4,268)   (9,668)
                                   -------   -------        -------   -------

Total comprehensive income         $ 7,430   $11,638        $16,102   $16,662
                                   =======   =======        =======   =======







See accompanying notes to condensed consolidated financial statements.

                SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Unaudited-Thousands of dollars, except share data)

1.   Financial Statements

     In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six month periods ended
 June 30, 2000 and 1999, and cash flows for the six month periods ended
 June 30, 2000 and 1999. The December 31, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1999 Annual Report filed on Form 10-K applied on a consistent basis.

2.   Business Acquisitions

     All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

     On March 14, 2000 the Company acquired all of the outstanding shares of Avibank Mfg., Inc. (Avibank) based in Burbank, California for approximately $115,800. Consideration consisted of approximately $112,200 in cash and 110,652 shares of the Company's common stock in treasury valued at $3,600. Avibank is a manufacturer of latches, hold open rods, quick release pins, structural panel fasteners, self-retaining bolts and expandable fasteners for aerospace markets. Avibank, through its AVK Industrial Products Division, also manufactures threaded inserts for the automotive and industrial markets. The excess of the purchase price over the fair values of the net assets acquired was approximately $90,800 and has been recorded as goodwill, patents, trademarks and other intangibles which are being amortized on a straight-line basis over 15 to 40 years.

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

                                       Six Months Ended
                                          June 30,
                                       ----------------
                                        2000      1999
                                        ----      ----

     Net sales                        $461,540  $467,786
     Net earnings                       20,272    21,427
     Basic earnings
       per common share                   1.60      1.67
     Diluted earnings
       per common share                   1.57      1.63

     The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill and other intangibles, interest expense on acquisition debt, shares of common stock issued and the related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

3.   Inventories
                               June 30,        December 31,
                                 2000              1999
                              ---------        ------------

     Finished goods           $ 63,957           $ 57,292
     Work-in-process            47,780             41,853
     Raw materials
       and supplies             32,660             33,454
     Tools                       6,278              5,522
                              --------           --------
                              $150,675           $138,121
                              ========           ========
4.   Long-term Debt

     On March 10, 2000, the Company entered into a Bank Credit Agreement to borrow up to $75,000 in either United States Dollars or certain European currencies. Borrowings bear interest at either a) an overnight base rate equal to the higher of the prime rate of the agent bank or the federal funds rate plus .5 percentage points, b) a rate equal to the effective interbank rate plus a margin ranging from .75 to 1.30 percentage points based on the consolidated Leverage Ratio, as defined, or c) at a rate and term negotiated between the agent bank and the Company, as applicable. Borrowings outstanding under the 2000 Bank Credit Agreement at June 30, 2000 were $10,640 with an interest rate of 7.23 percent. This agreement expires March 9, 2005. The Company is required to pay a fee on unborrowed amounts of the facility ranging from .175 to .30 percentage points based on the consolidated Leverage Ratio.

     On February 25, 2000, the Company entered into a long-term Note Purchase Agreement with one insurance company for $15,000 at a fixed interest rate of 8.37 percent due in annual installments from February 28, 2004 to February 28, 2010.

     On February 24, 2000, the Company received the proceeds of the Michigan Strategic Fund Variable Rate Demand Limited Obligation Revenue Bonds, Series 2000. The proceeds of the Series 2000 Bonds of $6,000 were issued to finance the acquisition and installation of machinery and equipment at a precision fastener and components segment manufacturing facility in Canton, Michigan and are to be repaid on February 1, 2010. The Bonds are secured by a bank letter of credit. At June 30, 2000, the interest rate on the Series 2000 bonds was 4.9 percent.

     The Company is subject to a number of restrictive covenants under its various debt agreements. Covenants associated with the Company's Note Purchase Agreements are generally more restrictive than those of the Bank Credit Agreements. The following significant covenants are currently in place under the Note Purchase Agreements: maintenance of a consolidated debt-to-total capitalization (shareholders' equity plus total debt) ratio of not more than 55 percent and maintenance of a consolidated net worth of at least $200,000 plus 50 percent of adjustable consolidated net income for quarters ended after December 31, 1998. Under these covenants, restricted payments, which include all dividends and purchases or retirements of capital stock, paid by the Company may not exceed $40,000 plus 50 percent of consolidated net income (or minus 100 percent of the consolidated net loss) from January 1, 1999 to the date of the restricted payment. Certain of the Company's debt agreements contain cross default and cross acceleration provisions. At June 30, 2000, the Company was in compliance with all covenants of these existing credit agreements. As of June 30, 2000, under the terms of these existing credit agreements, the Company is permitted to incur an additional $103,300 in debt.

5.   Environmental Contingency

     The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At June 30, 2000, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

6.   Per Share Data

     Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options were exercised. Earnings per share are computed as follows:

                           Three Months Ended           Six Months Ended
                               June 30,                    June 30,
                           -------------------         ------------------
                           2000           1999         2000          1999
                           ----           ----         ----          ----

Net earnings          $     9,960    $    13,010  $    20,370  $    26,330
                      ===========    ===========  ===========  ===========
Average shares of
  common stock
  outstanding used
  to compute basic
  earnings per
  common share         12,681,612     12,687,477   12,650,218   12,689,568

Additional common
  shares to be
  issued assuming
  exercise of stock
  options, net of
  shares assumed
  reacquired              220,767        311,816      221,507      344,017
                       ----------     ----------   ----------   ----------
Shares used to
  compute dilutive
  effect of stock
  options              12,902,379     12,999,293   12,871,725   13,033,585
                       ==========     ==========   ==========   ==========
Basic earnings per
  common share              $0.79          $1.03        $1.61        $2.07
                            =====          =====        =====        =====
Diluted earnings per
   common share             $0.77          $1.00        $1.58        $2.02
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

PAGE<11>

 Sales and Operating Earnings by Segment
 (Unaudited-Thousands of dollars)

                             Three Months Ended   Six Months Ended
                                  June 30,             June 30,
                             ------------------   ----------------
                              2000        1999     2000      1999
                              ----        ----     ----      ----
  Net sales:
    Precision Fasteners
     and Components         $161,017    $133,020  $309,179  $270,914
    Specialty Materials
     and Alloys               32,186      26,890    64,768    56,329
    Magnetic Products         34,800      34,650    70,786    69,792
                            --------    --------  --------  --------
    Total net sales         $228,003    $194,560  $444,733  $397,035
                            ========    ========  ========  ========

  Operating earnings:
    Precision Fasteners
     and Components         $ 13,965    $ 19,130  $ 28,109  $ 37,257
    Specialty Materials
     and Alloys                4,479       3,504  $  8,830     7,796
    Magnetic Products          3,945       4,344     7,321     8,344
    Unallocated
     Corporate Costs          (2,960)     (2,450)   (5,760)   (5,200)
                            --------    --------  --------  --------
  Total operating earnings  $ 19,429    $ 24,528  $ 38,500  $ 48,197
                            ========    ========  ========  ========

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

                SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Introduction
------------

     Net earnings decreased in 2000 compared to the corresponding periods in the prior year. The decrease in operating earnings is primarily attributable to lower earnings from the Company's aerospace fastener and component operations and the amortization of the step-up of inventory related to purchase accounting adjustments for a business acquired in March of 2000. These decreases were partially offset by the earnings of businesses acquired in 1999 and 2000 and by strong demand for the Company's products sold to the automotive and industrial gas turbine markets. The Company completed two acquisitions in 2000 which expand the range of products offered to the aerospace, automotive and industrial markets.

Net Sales
---------

     Net sales increased $33.4 million, or 17.2 percent, in the second quarter of 2000 and $47.7 million, or 12.0 percent, for the six month period ended June 30, 2000 compared to the same periods in 1999.

     Sales of products by recently acquired businesses (NSS Technologies, ULMA S.p.A. and Avibank Mfg., Inc.) increased Precision Fasteners and Components segment sales by $40.1 million in the second quarter of 2000 and $62.9 million for the six month period ended June 30, 2000 compared to the same periods in 1999. Excluding the sales from these recently acquired businesses, this segment's sales decreased $12.1 million, or 9.1 percent, in the second quarter of 2000 and $24.6 million, or 9.1 percent, for the six months ended June 30, 2000. Sales of aerospace fasteners and components declined by $13.3 million, or 16.5 percent, in the second quarter of 2000 and $29.0 million, or 17.4 percent, for the six months ended June 30, 2000. These decreases reflect the reduced demand from North American commercial aerospace markets and the impact of inventory consolidation activities by a major aerospace engine manufacturer in Europe. While the Company is encouraged by a $4.6 million, or 8.9 percent, increase in incoming orders for aerospace fasteners in the second quarter of 2000, compared to the second quarter of 1999, it expects lower sales of aerospace fasteners and components for the full year 2000 compared to 1999.

     Excluding recently acquired businesses, the Company's automotive and industrial fastener sales increased $1.9 million, or 4.3 percent, in the second quarter of 2000 and $5.4 million, or 6.2 percent, for the six months ended June 30, 2000 compared to the same periods in 1999. These increases are the result of a strong automotive market in the United States and a moderate recovery of the automotive demand in Brazil. The Company continues to benefit from new orders for fasteners and components used in high performance and safety-critical automotive applications.

     Specialty Materials and Alloys segment sales increased $5.3 million, or
 19.7 percent, in the second quarter of 2000 and $8.4 million, or 15.0 percent, for the six months ended June 30, 2000 compared to the same periods in 1999. These higher sales are primarily the result of strong demand from the industrial gas turbine and medical markets combined with higher material prices (principally, cobalt and nickel) which are reflected in higher selling prices to customers. The Company expects the demand for its alloys from these markets to remain relatively strong throughout 2000.

 The Magnetic Products segment sales were approximately the same in the second quarter of 2000 and higher by $1.0 million, or 1.4 percent, for the six months ended June 30, 2000 compared to the same periods in 1999. These results are attributed to strong demand from the United States automotive, telecommunications, computers and advertising markets. Sales of magnetic products for reprographic applications decreased by approximately $0.7 million in the second quarter and $1.7 million for the six month period and partially offset the increase in sales to other markets served by the Material Products segment.

Operating Earnings
------------------

     Operating earnings decreased $5.1 million, or 20.8 percent, in the second quarter of 2000 and $9.7 million, or 20.1 percent, for the six months ended June 30, 2000 compared to the same periods in 1999. Operating earnings in 2000 include a non-recurring charge related to purchase accounting for the acquisition of Avibank Mfg., Inc (Avibank) on March 14, 2000. Operating earnings declined by $3.8 million in the second quarter of 2000 and $4.6 million for the six months ended June 30, 2000 due to the amortization of the inventory step-up that resulted from the acquisition of
 Avibank.   Operating earnings for the six months ended June 30, 2000 include a non-recurring gain related to the sale of an automotive fastener manufacturing facility. On March 31, 2000 the Company sold its Coventry, England facility for $2.5 million, resulting in a gain of $.9 million. The Company's automotive fastener operation located in the building will continue to occupy a portion of the facility under a lease arrangement. Operating earnings for the second quarter and six month periods in 1999 include a non-recurring gain related to the sale leaseback of an aerospace fastener manufacturing facility. Pursuant to the exercise of a purchase option granted in a lease agreement dated November 30, 1994, the Company sold its Santa Ana, California facility for $6.8 million on June 11, 1999, resulting in a realized gain of $3.4 million. The Company's aerospace fastener operation located in this building have remained there under a leaseback arrangement. A deferred gain of $1.8 million is being amortized into operating earnings over the 10 year leaseback period.

     Excluding the non-recurring charge and gains described above, the operating earnings of the Precision Fasteners and Components segment decreased from $33.9 million or 12.5 percent of sales, for the six months ended June 30, 1999 to $31.7 million, or 10.3 percent of sales, for the six months ended June 30, 2000. The decrease in earnings is due primarily to the decrease in sales of aerospace fasteners and components discussed above. The decrease in operating profit margin (12.5 percent to 10.3 percent) reflects a shift in the mix of sales from higher margin aerospace products to lower margin automotive products. Operating earnings of companies acquired in 1999 and 2000 (NSS Technologies, ULMA S.p.A. and Avibank Mfg., Inc.) increased Precision Fasteners and Components operating earnings by $6.3 million for the six month period ended June 30, 2000. In response to decreased demand for certain fastener products, the Company has incurred certain charges for downsizing and consolidating fastener manufacturing operations that are included in the 2000 and 1999 operating earnings of this segment. These costs were approximately $1.4 million for the six month period ended June 30, 2000 and 1999 and related primarily to cost of employee separations in certain manufacturing operations in North America, England and Ireland.

     In the second half of 2000, the Company's aerospace components manufacturing operations in Nottingham, England (part of Chevron Aerospace Group Limited) will be moved to a larger facility in the same area. This move will allow for a more consolidated and efficient manufacturing operation and for future expansion of current operations. While the short-term impact will result in some production disruptions that may adversely affect the second half of 2000, the Company expects the long-term benefits of improved manufacturing efficiencies to begin in 2001.

     The operating earnings of the Specialty Materials and Alloys segment increased from $7.8 million, or 13.8 percent of sales, for the six months ended June 30, 1999 to $8.8 million, or 13.6 percent of sales, for the six months ended June 30, 2000. The increase in earnings is due primarily to the increase in sales discussed above. The decrease in the operating profit margin is the result of higher material prices for cobalt and nickel and production problems associated with the manufacture of new ceramic core products for the industrial gas turbine market.

 Operating earnings of the Magnetic Products segment decreased from $8.3 million, or 12.0 percent of sales, for the six months ended June 30, 1999 to $7.3 million, or 10.3 percent of sales, for the six months ended June 30, 2000. The decrease in earnings is attributed to decreased sales of reprographic magnetic products and the operating loss of approximately
 $1.5 million incurred by the Company's majority owned joint venture manufacturing facility in Adelanto, California. The Company has assumed an increase in management control and has initiated actions to return this facility to profitability.

Other Income and Expense
------------------------

     Due to higher levels of debt, interest expense increased from $6.6 million in the first six months of 1999 to $10.3 million in the first six months of 2000. In the second quarter of 1999, the Company recorded losses from its Indian affiliate in the amount of $1.1 million which reduced its investment balance to zero. The Company withdrew its last on-site representative from its fastener joint venture in China and, due to ongoing losses incurred by that operation, wrote off the residual carrying value of that investment of $0.6 million. No tax benefit was available on the write off of the Company's joint venture in China.

Orders and Backlog
------------------

    Incoming orders for the second quarter of 2000 were $237.1 million compared to $178.9 million for the second quarter of 1999, a 32.6 percent increase. Incoming orders for the six months ended June 30, 2000 were $460.3 million compared to $383.7 million for the same period in 1999, a
 20.0 percent increase. Businesses acquired after June 29, 1999 received orders of $40.2 million for the quarter and $63.7 million for the six month period. Incoming orders for the Specialty Materials and Alloys segment increased $13.5 million for the quarter and $12.3 million for the six month period. The backlog of orders, which represent firm orders with delivery scheduled within 12 months, at June 30, 2000 was $290.2 million compared to $270.8 million on the same date a year ago and $255.9 million at December 31, 1999.

Acquisitions
------------

     As discussed in Note 2 to the financial statements, the Company acquired all of the outstanding shares of Avibank Mfg., Inc. (Avibank) based in Burbank, California for approximately $115.8 million on March 14, 2000. The shareholders of Avibank and SPS will elect to have the transaction treated as an asset purchase for tax purposes. Avibank is a leading manufacturer of latches, hold open rods, quick release pins, structural panel fasteners, self-retaining bolts and expandable fasteners for aerospace markets. Avibank, through its AVK Industrial Products Division, also manufactures threaded inserts for the automotive and industrial markets. A large number of Avibank's products are proprietary. For the year ended December 31, 1999, Avibank reported sales of approximately $77.5 million. The acquisition of Avibank represents another step in the execution of the Company's strategy of acquiring technically sophisticated, strong niche companies which are extensions of its existing businesses.

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

     Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the condensed statements of consolidated cash flows. Net cash provided by operating activities was approximately the same for the six months ended June 30, 2000 compared to the same period in 1999. The decrease in net earnings ($6.0 million) was offset by higher non-cash charges for depreciation and amortization ($6.8 million).

     Cash flows provided by or used in investing activities for 2000 include the cash payment for the acquisition of Avibank ($112.2 million) and the net proceeds from the sale of the Coventry, England facility ($2.5 million). Cash flows provided by or used in investing activities for 1999 include the cash payment for the acquisition of NSS Technologies, Inc. ($28.5 million) and the net proceeds from the sale of the Santa Ana, California facility ($6.6 million). The Company spent $15.1 million for capital expenditures in the first six months of 2000 and has budgeted $34.5 million for the full year of 2000, as reported on Form 10-K for the year ended December 31, 1999.

 The Company's total debt to equity ratio was 90 percent at June 30, 2000, compared to 71 percent at December 31, 1999. Total debt was $290.3 million at June 30, 2000 and $217.4 million at December 31, 1999. As of June 30, 2000, under the terms of its existing credit agreements, the Company is
 permitted to incur an additional $103.3 million in debt.   Additional
 information related to financing activities is provided in Note 4 to the financial statements.

Forward-Looking Statements
--------------------------

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. Statements such as the Company's expectations of lower sales of aerospace fasteners and components, demand for its alloys from the industrial gas turbine and medical markets to remain relatively strong throughout 2000, future benefits of the Company's downsizing and consolidating fastener manufacturing operations, long-term benefits of moving aerospace component manufacturing operations into a larger facility, plans to return the Adelanto, California facility to profitability and future benefits from operational synergies with newly acquired companies are "forward-looking" statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, fluctuations in raw material prices, customer satisfaction and qualification issues, labor disputes, worldwide political and economic stability and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

                 SPS TECHNOLOGIES, INC AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary market risk exposures are foreign currency exchange rate and interest rate risk. Fluctuations in foreign currency exchange rates affect the Company's results of operations and financial position. As discussed in Note 1 to the financial statements on Form
 10-K for the year ended December 31, 1999, the Company uses forward exchange contracts and one currency swap agreement to minimize exposure and reduce risk from exchange rate fluctuations affecting the results of operation. Because the largest portion of the Company's foreign operations are located in countries with relatively stable currencies, namely, England, Ireland and Canada, the foreign currency exchange rate risk to the Company's financial position is not material. However, the Company has expanded into Brazil, China and other foreign countries which has increased its exposure to foreign currency fluctuations. Fluctuations in interest rates primarily affect the Company's results of operations. Because a majority of the Company's debt is in fixed rate obligations (as disclosed in Note 8 to the financial statements on Form 10-K for the year ended December 31, 1999), the Company has effectively limited its exposure to fluctuations in interest rates.

 A description of the Company's financial instruments is provided in Notes 1 and 16 to the financial statements on Form 10-K for the year ended December 31, 1999. Assuming an instantaneous 10 percent strengthening of the United States dollar versus foreign currencies for which forward exchange contracts and currency rate swap agreements existed and a 10 percent change in the interest rate on the Company's variable rate debt had all occurred on June 30,2000, the Company's results of operations, cash flow and financial position would not have been materially affected.

                 SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                                PART II
                           OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on April 27, 2000.

(b) The name of each director elected at the Annual Meeting as the Company's two Class II directors, each to hold office until the 2003 Annual Meeting of Shareholders, is as follows:

             Raymond P. Sharpe
             James F. O'Connor

     The name of each other director whose term of office continued after the meeting is as follows:

             Howard T. Hallowell, III
             Charles W. Grigg
             Richard W. Kelso
             Harry J. Wilkinson
             Eric M. Ruttenberg
             John S. Thompson

(c) 1. The results of the election of directors with respect to each nominee for office was as follows:

                                              For         Withheld
                                           ----------   -----------
             Raymond P. Sharpe             10,955,473       437,078
             James F. O'Connor             10,954,938       437,613

     2. A proposal to amend the SPS 1988 Long Term Incentive Stock Plan received 9,841,242 votes for and 1,533,674 votes against, with 17,635 abstentions and 0 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

       27    Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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




                                      SPS TECHNOLOGIES, INC.
                                      ----------------------
                                      (Registrant)




Date:    August 7, 2000               William M. Shockley
                                      ----------------------
                                      William M. Shockley
                                      Vice President,
                                      Chief Financial Officer





 Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.

                             EXHIBIT INDEX




27  Financial Data Schedule.



PAGE<22>