Form 10-Q
period 2000-09-30
SPS TECHNOLOGIES INC
filed 2000-11-14
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000
Commission file number 1-4416

SPS TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its Charter)

PENNSYLVANIA (State of incorporation) Two Pitcairn Place, Suite 200	23-1116110 (I.R.S. Employer Identification No.)
165 Township Line Road Jenkintown, Pennsylvania (Address of principal executive offices)
19046 (Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on November 6, 2000 was 12,754,732.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX
Part I. Financial Information	Page

Item 1. Financial Statements

Statements of Consolidated Operations - Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)	3

Consolidated Balance Sheets - September 30, 2000 and December 31, 1999 (Unaudited)	4-5

Condensed Statements of Consolidated Cash Flows - Nine Months Ended September 30, 2000 and 1999 (Unaudited)	6

Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements	8-13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	21

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited-Thousands of dollars, except share data)

Three Months Ended Nine Months Ended
September 30, September 30,
2000 1999 2000 1999

Net sales	$212,542	$195,728	$657,275	$592,763

Cost of goods sold	166,401	153,932	523,833	463,345

Gross profit	46,141	41,796	133,442	129,418

Selling, general and administrative expense	24,294	19,940	73,095	59,365

Operating earnings	21,847	21,856	60,347	70,053

Other income (expense):
Interest income	164	183	788	661
Interest expense	(5,397)	(3,919)	(15,661)	(10,523)
Equity in loss of affiliates	-	-	-	(2,032)
Other, net	76	(110)	606	(309)
	(5,157)	(3,846)	(14,267)	(12,203)

Earnings before income taxes	16,690	18,010	46,080	57,850

Provision for income taxes	5,100	5,700	14,120	19,210

Net earnings	$ 11,590	$ 12,310	$ 31,960	$ 38,640

Earnings per common share

Basic	$ 0.91	$ 0.97	$ 2.52	$ 3.05

Diluted	$ 0.89	$ 0.95	$ 2.47	$ 2.97

See accompanying notes to condensed consolidated financial statements.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
	Unaudited
	September 30,	December 31,
	2000	1999
Assets

Current assets
Cash and cash equivalents	$ 21,126	$ 50,479
Accounts and notes receivable, less allowance for doubtful receivables of $4,146 (1999 - $3,363)	134,850	118,287
Inventories	156,494	138,121
Deferred income taxes	18,467	19,291
Prepaid expenses and other	7,599	6,971

Total current assets	338,536	333,149

Property, plant and equipment, net of accumulated depreciation of $157,401 (1999 - $152,865)	225,868	221,147

Other assets, principally goodwill	236,446	146,668

Total assets	$800,850	$700,964

See accompanying notes to condensed consolidated financial statements.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)

Unaudited
September 30, December 31,
2000 1999

Liabilities and shareholders' equity

Current liabilities
Notes payable and current portion of long-term debt	$ 17,827	$ 15,553
Accounts payable	62,223	63,698
Accrued expenses	61,728	56,354
Income taxes payable	8,428	7,165
Total current liabilities	150,206	142,770

Deferred income taxes	27,061	26,098
Long-term debt	267,389	201,895
Retirement obligations and other long-term liabilities	25,554	25,162

Shareholders' equity
Preferred stock, par value $1 per share, authorized 400,000 shares, issued none
Common stock, par value $0.50 per share, authorized 60,000,000 shares, issued 14,144,186 shares (13,986,882 shares in 1999)	7,072	6,993
Additional paid-in capital	115,790	110,261
Common stock in treasury, at cost, 1,416,954 shares (1,366,407 shares in 1999)	(26,038)	(22,285)
Retained earnings	261,141	229,181
Accumulated other comprehensive income
Minimum pension liability	(732)	(732)
Cumulative translation adjustments	(26,593)	(18,379)
Total shareholders' equity	330,640	305,039

Total liabilities and shareholders' equity	$800,850	$700,964

See accompanying notes to condensed consolidated financial statements.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited-Thousands of dollars)

Nine Months Ended
September 30,

	2000	1999
Net cash provided by operating activities (including depreciation and amortization of $33,148 in 2000 and $25,809 in 1999)	$ 41,032	$ 42,602
Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(24,111)	(27,915)
Proceeds from sale of property, plant and equipment	4,403	7,675
Acquisitions of businesses, net of cash acquired	(116,379)	(28,537)
Proceeds from sale of other assets	-	2,501
Net cash used in investing activities	(136,087)	(46,276)
Cash flows provided by (used in) financing activities
Proceeds from borrowings	110,756	95,767
Reduction of borrowings	(41,317)	(84,460)
Purchases of treasury stock	(4,240)	(5,502)
Proceeds from exercise of stock options	965	730

Net cash provided by financing activities	66,164	6,535

Effect of exchange rate changes on cash	(462)	(474)
Net increase (decrease) in cash and cash equivalents	(29,353)	2,387

Cash and cash equivalents at beginning of period	50,479	8,414

Cash and cash equivalents at end of period	$ 21,126	$ 10,801

Significant noncash investing and financing activities
Issuance (refund) of treasury shares for businesses acquired	$ 3,600	$ (1,121)
Debt assumed with businesses acquired	$ 483	$ 15,018
Acquisition of treasury shares for stock options exercised	$ 1,377	$ 1,076

See accompanying notes to condensed consolidated financial statements.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Thousands of dollars)

Three Months Ended Nine Months Ended
September 30,   September 30,
2000 1999    2000 1999

Net earnings	$11,590	$12,310	$31,960	$38,640

Other comprehensive income (expense):
Foreign currency translation adjustments	(3,946)	2,461	(8,214)	(7,207)

Total comprehensive income	$ 7,644	$14,771	$23,746	$31,433

See accompanying notes to condensed consolidated financial statements.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited-Thousands of dollars, except share data)

1. Financial Statements

In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine month periods ended September 30, 2000 and 1999. The December 31, 1999 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 1999 Annual Report filed on Form 10-K applied on a consistent basis.

2. Business Acquisitions

All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

On March 14, 2000 the Company acquired all of the outstanding shares of Avibank Mfg., Inc. (Avibank) based in Burbank, California for approximately $115,900. Consideration consisted of approximately $112,300 in cash and 110,652 shares of the Company's common stock in treasury valued at $3,600. Avibank is a manufacturer of latches, hold open rods, quick release pins, structural panel fasteners, self-retaining bolts and expandable fasteners for aerospace markets. Avibank, through its AVK Industrial Products Division, also manufactures threaded inserts for the automotive and industrial markets. The excess of the purchase price over the fair values of the net assets acquired was approximately $90,500 and has been recorded as goodwill, patents, trademarks and other intangibles which are being amortized on a straight-line basis over 15 to 40 years.

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

Nine Months Ended
September 30,
2000 1999
Net sales	$ 674,082	$ 683,631
Net earnings	32,626	34,589
Basic earnings per common share	2.57	2.71
Diluted earnings per common share	2.52	2.64

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

3. Inventories
September 30, December 31,
2000    1999

Finished goods	$ 64,546	$ 57,292
Work-in-process	50,815	41,853
Raw materials and supplies	35,170	33,454
Tools	5,963	5,522
	$156,494	$138,121

4. Long-term Debt

On March 10, 2000, the Company entered into a Bank Credit Agreement to borrow up to $75,000 in either United States Dollars or certain European currencies. Borrowings bear interest at either a) an overnight base rate equal to the higher of the prime rate of the agent bank or the federal funds rate plus .5 percentage points, b) a rate equal to the effective interbank rate plus a margin ranging from .75 to 1.30 percentage points based on the consolidated Leverage Ratio, as defined, or c) at a rate and term negotiated between the agent bank and the Company, as applicable. Borrowings outstanding under the 2000 Bank Credit Agreement at September 30, 2000 were $7,018 with an interest rate of 7.25 percent. This agreement expires March 9, 2005. The Company is required to pay a fee on unborrowed amounts of the facility ranging from .175 to .30 percentage points based on the consolidated Leverage Ratio.

On February 25, 2000, the Company entered into a long-term Note Purchase Agreement with one insurance company for $15,000 at a fixed interest rate of 8.37 percent due in annual installments from February 28, 2004 to February 28, 2010.

On February 24, 2000, the Company received the proceeds of the Michigan Strategic Fund Variable Rate Demand Limited Obligation Revenue Bonds, Series 2000. The proceeds of the Series 2000 Bonds of $6,000 were issued to finance the acquisition and installation of machinery and equipment at a precision fastener and components segment manufacturing facility in Canton, Michigan and are to be repaid on February 1, 2010. The Bonds are secured by a bank letter of credit. At September 30, 2000, the interest rate on the Series 2000 bonds was 5.55 percent.

The Company is subject to a number of restrictive covenants under its various debt agreements. Covenants associated with the Company's Note Purchase Agreements are generally more restrictive than those of the Bank Credit Agreements. The following significant covenants are currently in place under the Note Purchase Agreements: maintenance of a consolidated debt-to-total capitalization (shareholders' equity plus total debt) ratio of not more than 55 percent and maintenance of a consolidated net worth of at least $200,000 plus 50 percent of adjustable consolidated net income for quarters ended after December 31, 1998. Under these covenants, restricted payments, which include all dividends and purchases or retirements of capital stock, paid by the Company may not exceed $40,000 plus 50 percent of consolidated net income (or minus 100 percent of the consolidated net loss) from January 1, 1999 to the date of the restricted payment. Certain of the Company's debt agreements contain cross default and cross acceleration provisions. At September 30, 2000, the Company was in compliance with all covenants of these existing credit agreements. As of September 30, 2000, under the terms of these existing credit agreements, the Company is permitted to incur an additional $118,900 in debt.

5. Contingencies

Environmental

The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At September 30, 2000, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

Litigation

The Company is involved in various legal matters incidental to its business. Although the final outcome of these matters cannot be determined, it is management's opinion that the final resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

6. Per Share Data

Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options were exercised. Earnings per share are computed as follows:

Three Months Ended September 30, 1999 2000	Nine Months Ended September 30, 1999 2000

Net earnings	$ 11,590	$ 12,310	$ 31,960	$ 38,640

Average shares of common stock outstanding used to compute basic earnings per common share	12,702,828	12,643,726	12,669,006	12,674,701

Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired	320,446	280,244	254,486	322,760

Shares used to compute dilutive effect of stock options	13,023,274	12,923,970	12,923,492	12,997,461

Basic earnings per common share	$ 0.91	$ 0.97	$ 2.52	$ 3.05

Diluted earnings per common share	$ 0.89	$ 0.95	$ 2.47	$ 2.97

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

Sales and Operating Earnings by Segment

(Unaudited-Thousands of dollars)

Three Months Ended Nine Months Ended

September 30, September 30,

2000 1999 2000 1999

Net sales:
Precision Fasteners and Components	$148,177	$135,018	$457,356	$405,932
Specialty Materials and Alloys	30,473	26,184	95,241	82,513
Magnetic Products	33,892	34,526	104,678	104,318
Total net sales	$212,542	$195,728	$657,275	$592,763
Operating earnings:
Precision Fasteners and Components	$ 17,001	$ 16,467	$ 45,110	$ 53,724
Specialty Materials and Alloys	3,954	3,289	12,784	11,085
Magnetic Products	3,752	4,660	11,073	13,004
Unallocated Corporate Costs	(2,860)	(2,560)	(8,620)	(7,760)
Total operating earnings	$ 21,847	$ 21,856	$ 60,347	$ 70,053

8. Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138 which included several amendments to SFAS No. 133. The new standard requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The new standard is effective for all interim period financial statements for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001. Based on market valuations for derivatives held as of September 30, 2000, the Company estimates that on January 1, 2001, it will record net-of-tax cumulative-effect-type adjustments to current earnings and other comprehensive income to recognize the fair value of all derivatives. The amount of these adjustments are not expected to be material. Any changes in the composition of the Company's derivative instrument portfolio or changes in the market values of these instruments between now and the end of 2000 could have an impact on the cumulative-effect-type adjustments to net income and other comprehensive income. At this time, the Company plans no significant change in its risk management strategies due to the adoption of SFAS No. 133.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

 Net earnings decreased in 2000 compared to the corresponding periods in the prior year. The decrease in operating earnings is primarily attributable to lower earnings from the Company's aerospace fastener and component operations, lower earnings from the magnetic products segment and the amortization of the step-up of inventory related to purchase accounting adjustments for a business acquired in March of 2000. These decreases were partially offset by the earnings of businesses acquired in 1999 and 2000 and by strong demand for the Company's products sold to the automotive and industrial gas turbine markets. The Company completed two acquisitions in 2000 which expand the range of products offered to the aerospace, automotive and industrial markets.

Net Sales

Net sales increased $16.8 million, or 8.6 percent, in the third quarter of 2000 and $64.5 million, or 10.9 percent, for the nine month period ended September 30, 2000 compared to the same periods in 1999.

Sales of products by recently acquired businesses (NSS Technologies, ULMA S.p.A. and Avibank Mfg., Inc.) increased Precision Fasteners and Components segment sales by $21.9 million in the third quarter of 2000 and $84.8 million for the nine month period ended September 30, 2000 compared to the same periods in 1999. Excluding the sales from these recently acquired businesses, this segment's sales decreased $8.8 million, or 6.5 percent, in the third quarter of 2000 and $33.4 million, or 8.2 percent, for the nine months ended September 30, 2000. Sales of aerospace fasteners and components declined by $9.4 million, or 13.4 percent, in the third quarter of 2000 and $38.4 million, or 16.2 percent, for the nine months ended September 30, 2000. These decreases reflect the reduced demand from North American commercial aerospace markets and the impact of inventory consolidation activities by a major aerospace engine manufacturer in Europe. While the Company is encouraged by two consecutive quarters of higher incoming orders for aerospace fasteners (second quarter of 2000 increased $4.6 million, or 8.9 percent, and third quarter of 2000 increased $3.6 million, or 7.3 percent), compared to the same quarters in 1999, it expects lower sales of aerospace fasteners and components for the full year 2000 compared to 1999.

Excluding recently acquired businesses, the Company's automotive and industrial fastener sales increased $1.4 million, or 3.4 percent, in the third quarter of 2000 and $6.8 million, or 5.3 percent, for the nine months ended September 30, 2000 compared to the same periods in 1999. These increases are the result of a strong automotive market in the United States and a moderate recovery of the automotive demand in Brazil. While the Company has seen some weakness in the automotive market due to lower demand from the United States heavy truck market, the Company continues to benefit from new orders for fasteners and components used in high performance and safety-critical automotive applications.

Specialty Materials and Alloys segment sales increased $4.3 million, or 16.4 percent, in the third quarter of 2000 and $12.7 million, or 15.4 percent, for the nine months ended September 30, 2000 compared to the same periods in 1999. These higher sales are primarily the result of strong demand from the industrial gas turbine and medical markets. While the medical market is showing signs of lowering demand primarily related to inventory adjustments, the Company expects the demand for its alloys from the industrial gas turbine market to remain relatively strong throughout 2000 and into 2001. The Company expects demand for its alloys from the aerospace market to improve in 2001 as aerospace turbine production begins to respond to strengthening commercial aircraft assembly schedules by the major aircraft manufacturers.

The Magnetic Products segment sales were approximately the same in the third quarter of 2000 and for the nine months ended September 30, 2000 compared to the same periods in 1999. These results are attributed to strong demand from the United States automotive, telecommunications, computers and advertising markets. Sales of magnetic products for reprographic applications decreased by approximately $0.9 million in the third quarter and $2.7 million for the nine month period and partially offset the increase in sales to other markets served by the Magnetic Products segment.

Operating Earnings

Operating earnings were approximately the same in the third quarter of 2000 as in the third quarter of 1999 and decreased by $9.7 million, or 13.9 percent, for the nine months ended September 30, 2000 compared to the same period in 1999. Operating earnings for the nine months ended September 30, 2000 include a non-recurring charge of $4.6 million for the amortization of inventory step-up related to purchase accounting for the acquisition of Avibank Mfg., Inc. (Avibank) on March 14, 2000. In addition, operating earnings for the nine months ended September 30, 2000 include a non-recurring gain related to the sale of an automotive fastener manufacturing facility. On March 31, 2000 the Company sold its Coventry, England facility for $2.5 million, resulting in a gain of $.9 million. The Company's automotive fastener operation located in the building will continue to occupy a portion of the facility under a lease arrangement. Operating earnings for the nine month period in 1999 includes a non-recurring gain related to the sale leaseback of an aerospace fastener manufacturing facility. Pursuant to the exercise of a purchase option granted in a lease agreement dated November 30, 1994, the Company sold its Santa Ana, California facility for $6.8 million on June 11, 1999, resulting in a realized gain of $3.4 million. The Company's aerospace fastener operation located in this building have remained there under a leaseback arrangement. A deferred gain of $1.8 million is being amortized into operating earnings over the 10 year leaseback period.

The operating earnings of the Precision Fasteners and Components segment increased from $16.5 million, or 12.2 percent of sales, for the third quarter of 1999 to $17.0 million, or 11.5 percent of sales, for the third quarter of 2000. Excluding the non-recurring charge and gains described above, the operating earnings of the Precision Fasteners and Components segment decreased from $50.4, million or 12.4 percent of sales, for the nine months ended September 30, 1999 to $48.7 million, or 10.7 percent of sales, for the nine months ended September 30, 2000. The decrease in earnings for the nine month period is due primarily to the decrease in sales of aerospace fasteners and components discussed above. The decrease in operating profit margins reflect a shift in the mix of sales from higher margin aerospace products to lower margin automotive products. Operating earnings of companies acquired in 1999 and 2000 (NSS Technologies, ULMA S.p.A. and Avibank Mfg., Inc.) increased Precision Fasteners and Components operating earnings by $4.5 million for the third quarter of 2000 and $10.8 million for the nine month period ended September 30, 2000. In response to decreased demand for certain fastener products, the Company has incurred certain charges for downsizing and consolidating fastener manufacturing operations that are included in the 2000 and 1999 operating earnings of this segment. These costs were approximately $1.4 million for the nine month period ended September 30, 2000 and 1999 and related primarily to cost of employee separations in certain manufacturing operations in North America, England and Ireland. All costs were expended prior to September 30, 2000.

The Company's aerospace components manufacturing facilities (the Chevron Aerospace Group) are located in England and are part of the Precision Fasteners and Components segment. In the second quarter of 2000, the Company initiated a plant expansion at its Mansfield, England manufacturing facility. In the fourth quarter of 2000, the Company's aerospace components manufacturing operations in Nottingham, England will be moved to a larger facility in the same area. These actions will create a more efficient manufacturing operation and allow for future expansion of current operations. The production disruptions from the expansion and future transfer of operations have adversely affected operations in the third quarter of 2000 and are expected to continue to cause disruptions until the actions are completed during the first quarter of 2001. The Company expects the long-term benefits of improved manufacturing efficiencies to be realized beginning in 2001.

The operating earnings of the Specialty Materials and Alloys segment increased from $3.3 million, or 12.6 percent of sales, for the third quarter of 1999 to $4.0 million, or 13.0 percent of sales, for the third quarter of 2000. Operating earnings in this segment increased from $11.1 million, or 13.4 percent of sales, for the nine months ended September 30, 1999 to $12.8 million, or 13.4 percent of sales, for the nine months ended September 30, 2000. The increase in earnings is due primarily to the increase in sales discussed above. Margins in this segment have been adversely impacted by production problems associated with the manufacture of new ceramic core products for the industrial gas turbine market and by short-term interruptions in alloy production due to vacuum furnace breakdowns.

The operating earnings of the Magnetic Products segment decreased from $4.7 million, or 13.5 percent of sales, for the third quarter of 1999 to $3.8 million, or 11.1 percent of sales, for the third quarter of 2000. Operating earnings in this segment decreased from $13.0 million, or 12.5 percent of sales, for the nine months ended September 30, 1999 to $11.1 million, or 10.6 percent of sales, for the nine months ended September 30, 2000. The decrease in earnings is attributed to decreased sales of reprographic magnetic products and the operating loss of approximately $1.6 million for the nine months ended September 30, 2000 incurred by the Company's majority owned subsidiary's magnetic wound core manufacturing facility in Adelanto, California. In August of 2000, the Company acquired the remaining minority interest in this subsidiary and has initiated actions to return this facility to profitability.

Other Income and Expense

Due to higher levels of debt, interest expense increased from $10.5 million in the first nine months of 1999 to $15.7 million in the first nine months of 2000. In 1999, the Company recorded losses from its Indian affiliate in the amount of $1.1 million which reduced its investment balance to zero. The Company withdrew its last on-site representative from its fastener joint venture in China and, due to ongoing losses incurred by that operation, wrote off the residual carrying value of that investment of $0.6 million. No tax benefit was available on the write off of the Company's joint venture in China.

Orders and Backlog

Incoming orders for the third quarter of 2000 were $218.0 million compared to $179.8 million for the third quarter of 1999, a 21.3 percent increase. Incoming orders for the nine months ended September 30, 2000 were $678.4 million compared to $563.5 million for the same period in 1999, a 20.4 percent increase. Incoming orders received by recently acquired businesses increased total Company orders by $20.2 million in the third quarter and $84.0 million for the nine month period. Incoming orders for the Specialty Materials and Alloys segment increased $3.3 million for the quarter and $15.7 million for the nine month period. The backlog of orders, which represent firm orders with delivery scheduled within 12 months, at September 30, 2000 was $290.6 million compared to $270.5 million on the same date a year ago and $255.9 million at December 31, 1999.

Acquisitions

As discussed in Note 2 to the financial statements, the Company acquired all of the outstanding shares of Avibank Mfg., Inc. (Avibank) based in Burbank, California for approximately $115.9 million on March 14, 2000. The shareholders of Avibank and SPS have elected to have the transaction treated as an asset purchase for tax purposes. Avibank is a leading manufacturer of latches, hold open rods, quick release pins, structural panel fasteners, self-retaining bolts and expandable fasteners for aerospace markets. Avibank, through its AVK Industrial Products Division, also manufactures threaded inserts for the automotive and industrial markets. A large number of Avibank's products are proprietary. For the year ended December 31, 1999, Avibank reported sales of approximately $77.5 million. The acquisition of Avibank represents another step in the execution of the Company's strategy of acquiring technically sophisticated, strong niche companies which are extensions of its existing businesses.

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

Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the condensed statements of consolidated cash flows. For the nine months ended September 30, 2000 , net cash provided by operating activities decreased by $1.6 million compared to the first nine months of 1999 due primarily to lower net earnings. The decrease in net earnings ($6.7 million) included a lower non-cash charge for equity in loss of affiliates ($2.0 million) but higher non-cash charges for depreciation and amortization ($7.3 million).

Cash flows provided by or used in investing activities for 2000 include the cash payment for the acquisition of Avibank ($112.3 million) and the net proceeds from the sale of the Coventry, England facility ($2.5 million). Cash flows provided by or used in investing activities for 1999 include the cash payment for the acquisition of NSS Technologies, Inc. ($28.5 million) and the net proceeds from the sale of the Santa Ana, California facility ($6.6 million). The Company spent $24.1 million for capital expenditures in the first nine months of 2000 and is forecasting $38.0 million for the full year of 2000, an increase of $3.5 million from the 1999 forecasted amount reported on Form 10-K for the year ended December 31, 1999.

The Company's total debt to equity ratio was 86 percent at September 30, 2000, compared to 71 percent at December 31, 1999. Total debt was $285.2 million at September 30, 2000 and $217.4 million at December 31, 1999. As of September 30, 2000, under the terms of its existing credit agreements, the Company is permitted to incur an additional $118.9 million in debt. Additional information related to financing activities is provided in Note 4 to the financial statements.

Forward-Looking Statements

Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. Statements such as the Company's expectations of lower sales of aerospace fasteners and components, demand for its alloys from the industrial gas turbine market to remain relatively strong throughout 2000 and into 2001, demand for its alloys from the aerospace market to improve in 2001, future benefits of the Company's downsizing and consolidating fastener manufacturing operations, long-term benefits of transferring and expanding aerospace component manufacturing operations into a larger facility, plans to return the Adelanto, California facility to profitability and future benefits from operational synergies with newly acquired companies are "forward-looking" statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, fluctuations in raw material prices, customer satisfaction and qualification issues, labor disputes, worldwide political and economic stability and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

SPS Technologies, Inc and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposures are foreign currency exchange rate and interest rate risk. Fluctuations in foreign currency exchange rates affect the Company's results of operations and financial position. As discussed in Note 1 to the financial statements on Form 10-K for the year ended December 31, 1999, the Company uses forward exchange contracts and one currency swap agreement to minimize exposure and reduce risk from exchange rate fluctuations affecting the results of operation. Because the largest portion of the Company's foreign operations are located in countries with relatively stable currencies, namely, England, Ireland and Canada, the foreign currency exchange rate risk to the Company's financial position is not material. However, the Company has operations in Brazil, China and other foreign countries which has increased its exposure to foreign currency fluctuations. Fluctuations in interest rates primarily affect the Company's results of operations. Because a majority of the Company's debt is in fixed rate obligations (as disclosed in Note 8 to the financial statements on Form 10-K for the year ended December 31, 1999), the Company has effectively limited its exposure to fluctuations in interest rates.

A description of the Company's financial instruments is provided in Notes 1 and 16 to the financial statements on Form 10-K for the year ended December 31, 1999. Assuming an instantaneous 10 percent strengthening of the United States dollar versus foreign currencies for which forward exchange contracts and currency rate swap agreements existed and a 10 percent change in the interest rate on the Company's variable rate debt had all occurred on September 30, 2000, the Company's results of operations, cash flow and financial position would not have been materially affected.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits 27 Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPS TECHNOLOGIES, INC.
(Registrant)

Date: October 12, 2000 /s/William M. Shockley
William M. Shockley
Vice President,
Chief Financial Officer

Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.

EXHIBIT INDEX

27 Financial Data Schedule.