Form 10-K405
period 2000-12-31
SPS TECHNOLOGIES INC
filed 2001-03-30
CIK 93444

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-K

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 2000      Commission file number 1-4416
--------------------------------------------------------------------------------

                            SPS TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its Charter)



               PENNSYLVANIA                           23-1116110
        (State of Incorporation)           (I.R.S. Employer Identification No.)
     Two Pitcairn Place, Suite 200
         165 Township Line Road                          19046
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 12, 2001, was approximately $578,159,000.

     The number of shares of registrant's common stock outstanding on March 12, 2001 was 12,864,383.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Exhibit 13, which contains portions of the 2000 Annual Report to Shareholders of the registrant is incorporated by reference in Parts I, II and IV of this Report. Portions of the Definitive Proxy Statement of registrant, if filed with the Securities and Exchange Commission within 120 days after December 31, 2000, are incorporated by reference in Part III of this report. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the Securities and Exchange Commission.

===============================================================================

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES


                                    PART I



Item 1. BUSINESS

     SPS Technologies, Inc. and subsidiaries (the "Company") was incorporated in Pennsylvania in 1903. The Company is engaged in the design, manufacture and marketing of fasteners, specialty metals, magnetic products, aerospace structures and precision tools. The Company is multinational in operation. In addition to 24 manufacturing plants in the United States, it operates 18 manufacturing facilities in seven different countries: England, Ireland, Canada, Brazil, Australia, Italy and France. The Company also has a 55% interest in a manufacturing operation in China and a minority interest in a manufacturing operation in India. Marketing operations are carried on by subsidiaries in four other countries.

     Due primarily to the operating results of recently acquired businesses, sales and cash flow from operations increased in 2000 compared to 1999. The decline in net earnings in 2000 from 1999 is attributable to a decline in aerospace fastener sales and the non-recurring inventory charge related to the 2000 acquisition of Avibank Mfg., Inc. (Avibank). The Company's acquisition of Avibank was a major investment in the Company's precision fasteners and components businesses. The Company's strategy is to focus on generating significant operating cash flow and reinvesting the cash in opportunities which extend and strengthen its core businesses. In 2000, the Company entered into a new Bank Credit Agreement to borrow up to $75.0 million at variable interest rates. No borrowings were outstanding under this agreement at December 31, 2000. Additional information regarding the general development of business operations in 2000 is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company is organized into three reportable segments for financial reporting purposes. The three reportable segments are: Precision Fasteners and Components, Specialty Materials and Alloys and Magnetic Products. The Precision Fasteners and Components segment produces fasteners for the aerospace, automotive and industrial machinery markets, structural assemblies for the aerospace market and precision consumable tools used for metal forming and cutting. Principal fastener products are SPS(R) aerospace fasteners, MULTIPHASE(R) alloy fasteners and other aerospace fasteners; UNBRAKO(R) brand socket screws, hex keys, dowel pins, FLEXLOC(R) all-metal locknuts, Greer Stop Nut(R) locknuts, SPS micro screws and SPS NONFERROUS(R) nuts and bolts; engineered fasteners and precision components for gasoline and diesel engines, other critical and non-critical automotive applications and off-highway equipment. Principal structural assemblies products are precision machined components, sheetmetal fabrications and avionics assemblies. Principal tooling products are HI-LIFE(R) thread roll dies and other metalworking tools. The Specialty Materials and Alloys (SM&A) segment produces specialty metals, superalloys and ceramic cores and provides melting services for the manufacture of components for aerospace, industrial gas turbine, medical and general engineering applications. Principal SM&A products are air and vacuum-melted iron, cobalt, and nickel-based superalloys, including CMSX(R) single-crystal alloys. The Magnetic Products segment produces magnetic materials and products for the automotive, aerospace, reprographic, computer security and advertising specialty markets. Principal magnetic products are metallic and ceramic permanent magnets, wound and pressed powder magnetic components, bonded magnets, magnetic components and assemblies and magnetic ultra-thin foil and strip products.

     The Company sells directly to original equipment manufacturers and industrial, commercial and governmental users, and also sells through independent stocking distributors and dealers. There were no changes in the methods of distribution during 2000.

     The principal sources of raw materials include major and specialty steel producers, and non-ferrous metal producers, converters and distributors. The Company anticipates it will have no significant problem with respect to sources or availability of the raw materials essential to the conduct of its business.

     The Company owns and licenses certain trademarks and patents that it considers to be of importance to its three segments. The principal trademarks of the Company include SPS(R), ARNOLD(R), FLEXLOC(R), MULTIPHASE(R), MP35N(R), MP159(R), GREER STOP NUT(R), UNBRAKO(R), U130(R), CMSX(R), PLASTIFORM(R) and HI-LIFE(R). The trademarks have been registered in the United States and certain foreign countries. Generally, trademark registrations are valid so long as the trademarks registered are used and renewal of the registration is timely made. United States and foreign patents of the Company expire at various times. Patents covering the CMSX-4(R),

CMSX-10 K/N(R), CM 186 LC(R) and CM 247 LC(R) superalloys are of particular importance in protecting the proprietary superalloy technology of the Company's subsidiary, Cannon-Muskegon Corporation. However, the Company does not believe that its business as a whole is dependent on any one or more patents or trademarks or on patent or trademark protection generally.

     No material portion of the Company's business in any segment is seasonal.

     No material part of the Company's business is dependent upon a single customer. In 2000, the five largest customers accounted for 17% of the Company's reported consolidated sales.

     The backlog of orders by segment at December 31, which represents firm orders with scheduled delivery within the next twelve months, was as follows (in thousands of dollars):


                                                        2000          1999
                                                    -----------   -----------
         Precision Fasteners and Components .......   $233,126      $207,350
         Specialty Materials and Alloys ...........     28,073        21,301
         Magnetic Products ........................     32,970        27,209
                                                      --------      --------
         Total ....................................   $294,169      $255,860
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

     Total expenditures during 2000, 1999 and 1998 for Company-sponsored research and development were $7.3 million, $6.3 million and $5.3 million, respectively. In 2000, approximately 61% of the expenditures were for the Company's Precision Fasteners and Components segment.

     Capital expenditures for property, plant and equipment are planned at $38.3 million in 2001, excluding capital spending for any businesses that may be acquired in 2001.

     There were approximately 5,407 persons employed in the Precision Fasteners and Components segment, 436 persons employed in the Specialty Materials and Alloys segment, and 897 persons employed in the Magnetic Products segment at December 31, 2000.

     Additional narrative information and the financial information concerning industry segments and the foreign and domestic operations are included in Note 17 to the Company's Consolidated Financial Statements on pages 36 and 37 in the 2000 Annual Report to Shareholders. Exhibit 13.1 contains the information and is incorporated herein by reference.

Item 2. PROPERTIES

     The Company owns or leases the manufacturing properties described below. All properties are in good condition.

Location

      Owned                                 Square Feet
      -----                                 -----------
      Jenkintown, Pennsylvania ..........   663,000(a)
      Cleveland, Ohio ...................   365,000(a)
      Sorocaba, Brazil ..................   339,000(a)
      Smethwick, England ................   137,000(a)
      Leicester, England ................   109,000(a)
      Salt Lake City, Utah ..............   104,000(a)
      Waterford, Michigan ...............   114,000(a)
      Mansfield, England ................    55,000(a)
      Melbourne, Australia ..............    44,000(a)
      Nuneaton, England .................     9,400(a)
      Transfer, Pennsylvania ............   252,900(b)
      Muskegon, Michigan ................   135,000(b)
      Marengo, Illinois .................   356,000(c)
      Norfolk, Nebraska .................   112,000(c)
      Marietta, Ohio ....................    86,600(c)
      Sevierville, Tennessee ............    65,000(c)
      Adelanto, California ..............    45,000(c)
      Derbyshire, England ...............    44,000(c)
      Ogallala, Nebraska ................    22,000(c)

      Leased                                 Lease Expires         Square Feet
      ------                                 -------------         ------------
      Shannon, Ireland ...................   (f)(g)(h)(r)(s)        296,000(a)
      Nottinghamshire, England ...........        (d)               142,500(a)
      Gadsden, Alabama ...................        (x)               130,000(a)
      North Hollywood, California ........       (cc)               129,000(a)
      Plymouth, Michigan .................        (e)               108,500(a)
      Nashville, Tennessee ...............        (i)                99,000(a)
      Burbank, California ................       (bb)                91,700(a)
      Coventry, England ..................        (p)                70,000(a)
      Valencia, California ...............       (dd)                67,700(a)
      Las Vegas, Nevada ..................        (j)                64,000(a)
      Leicester, England .................        (k)                38,000(a)
      Pointe-Claire, Quebec, Canada ......        (l)                39,150(a)
      Essex, England .....................        (t)                80,000(a)
      Howell, Michigan ...................        (u)                44,000(a)
      Nottingham, England ................        (v)                71,600(a)
      Santa Ana, California ..............        (w)                76,000(a)
      Canton, Michigan ...................        (x)                50,800(a)
      Melbourne, Australia ...............        (z)                34,000(a)
      Wickliffe, Ohio ....................     (m)(n)                76,000(b)
      Rochester, New York ................        (o)                70,000(c)
      Rochester, England .................        (q)                12,000(c)

-----------
 (a)  Precision Fasteners and Components segment.
 (b)  Specialty Materials and Alloys segment.
 (c)  Magnetic Products segment.
 (d)  Lease for 142,500 square feet expires December 21, 2015.
 (e) Leases for 108,500 square feet with various expirations. Primary lease expires June 30, 2009.
 (f)  Lease for 16,000 square feet expires December 31, 2023.
 (g)  Lease for 100,000 square feet expires November 13, 2010.
 (h)  Lease for 57,000 square feet expires April 1, 2004.
 (i)  Lease for 99,000 square feet expires August 14, 2002.
 (j)  Lease for 64,000 square feet expires February 28, 2000.
 (k)  Lease for 38,000 square feet expires January 12, 2002.
 (l)  Lease for 39,150 square feet expires October 31, 2002.
 (m)  Lease for 38,000 square feet expires May 1, 2009.
 (n)  Lease for 38,000 square feet expires July 1, 2010.
 (o)  Lease for 70,000 square feet expires October 31, 2006.
 (p)  Lease for 70,000 square feet expires March 31, 2003.
 (q)  Lease for 12,000 square feet expires June 24, 2007.
 (r)  Lease for 75,000 square feet expires November 15, 2010.
 (s)  Lease for 48,000 square feet expires January 1, 2112.
 (t)  Lease for 80,000 square feet expires July 8, 2012.
 (u)  Lease for 44,000 square feet expires June 30, 2003.
 (v) Leases for 71,600 square feet with various expirations. Primary lease expires December 24, 2001.
 (w)  Lease for 76,000 square feet expires June 30, 2009.
 (x) Leases for 130,000 square feet and 50,800 square feet each expire June 30, 2009.
 (z) Leases for 34,000 square feet with various expirations. Primary lease expires December 31, 2003.
(aa) Property is leased on a month-to-month basis. The Company must give six months notice before terminating.
(bb)  Lease for 91,700 square feet expires December 31, 2001.
(cc)  Lease for 129,000 square feet expires December 31, 2009.
(dd)  Lease for 67,700 square feet expires December 31, 2004.

     Industrial Development Revenue Bonds were issued to finance the acquisition and improvement of the Salt Lake City, Utah manufacturing facility. These bonds are collateralized by a first mortgage on the facility and a bank letter of credit.

Item 3. LEGAL PROCEEDINGS

     A discussion of legal proceedings is included in Note 9 to the Company's Consolidated Financial Statements on pages 24 and 25 in the 2000 Annual Report to Shareholders. Exhibit 13.1 contains the information and is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 2000, through the solicitations of proxies or otherwise.


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

Name                    Experience and Position Held                                     Age
----                    ----------------------------                                     ---
Charles W. Grigg        Chairman and Chief Executive Officer since October 1999.         61
                        Previously, Chairman, Chief Executive Officer and President
                        since April 1997. Previously, Chairman and Chief Executive
                        Officer since December 1993.
John S. Thompson        President and Chief Operating Officer since October 1999.        53
                        Previously, President and Chief Executive of BTR, Inc.
                        since 1993.
William M. Shockley     Vice President, Chief Financial Officer since October 1998.      39
                        Previously, Vice President, Chief Financial Officer and
                        Controller since July 1995. Previously, Corporate Controller since September 1992.
Thomas S. Cross         Vice President, Human Resources since June 1999.                 49
                        Previously, Vice President, Human Resources, North
                        American Aerospace Fasteners since January 1998.
                        Previously, Human Resource Manager, North American
                        Aerospace Fasteners since January 1994.
James D. Dee            Vice President, General Counsel and Secretary since April        43
                        1997. Previously, Vice President, Environmental and Legal
                        Affairs since February 1996. Previously, Assistant Counsel and Patent Counsel since 1988.
Thomas W. McDonnell     Controller since February 2000. Previously, Director of          40
                        Middle Market Advisory Services, PricewaterhouseCoopers
                        LLP since July 1997. Previously, Audit Manager,
                        PricewaterhouseCoopers LLP since July 1988.
Margaret B. Zminda      Treasurer, Assistant Secretary and Director, Investor            42
                        Relations since February 2000. Previously, Controller since
                        October 1998. Previously, Aerospace Fasteners Controller
                        since September 1993.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

     Information regarding the principal markets on which SPS Technologies' common stock is traded, the high and low sales price for the stock on the New York Stock Exchange for each quarterly period during the past 2 years, and the approximate number of holders of common stock at March 12, 2001 is included under the caption entitled "Common Stock Information" on page 39 in the 2000 Annual Report to Shareholders. Exhibit 13.4 contains this information and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

     A summary of selected financial data for SPS Technologies for the years and year-ends specified is included under the caption entitled "Selected Financial Data" on page 39 in the 2000 Annual Report to Shareholders. Exhibit
13.3 contains this information and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information regarding SPS Technologies' financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 40 through 47 in the 2000 Annual Report to Shareholders. Exhibit 13.5 contains this information and is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's quantitative and qualitative information about market risk is included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 40 through 47 in the 2000 Annual Report to Shareholders. Exhibit 13.5 contains this information and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements for SPS Technologies and the required supplementary data "Summary of Quarterly Results" are included on pages 14 through 39 in the 2000 Annual Report to Shareholders. Exhibits 13.1 and 13.2 contain this information and are incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of directors:

      Information regarding directors is incorporated by reference to the Definitive Proxy Statement, Election of Directors, if filed with the Securities and Exchange Commission (SEC) within 120 days after December 31, 2000. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

     (b) Identification of executive officers:

      Information regarding executive officers is contained in Part I of this report (page 5).

Item 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the Definitive Proxy Statement, Executive Compensation and Board Meetings, Committees and Compensation of Directors, if filed with the SEC within 120 days after December 31, 2000. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Definitive Proxy Statement, Ownership of Voting Securities, if filed with the SEC within 120 days after December 31, 2000. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a) Documents filed as part of this Report:


   1.     The Consolidated Financial Statements and related Notes to Consolidated Financial Statements are set forth on pages 14 through 38 of the 2000 Annual Report to Shareholders. Exhibit 13.1
          contains this information and is incorporated by reference. The Report of Independent
          Accountants, which covers the financial statement schedule, appears on page 11 of this report.

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

   10b    SPS Employees Savings and Investment Plan as Amended and Restated, effective January 1,
          1999. Exhibit 10b to the Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.

   10c    Employment Agreement between SPS Technologies, Inc. and John S. Thompson, President and
          Chief Operating Officer, effective October 1, 1999. Exhibit 10c to the Annual Report on Form
          10-K for the year ended December 31, 1999, is hereby incorporated by reference.

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

   10t        SPS Technologies, Inc. Restricted Stock Award Plan for Officers, Directors and Non-Officer
              Employees, effective February 10, 2000.

   13.1       2000 Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report
              of Independent Accountants.

   13.2       Summary of Quarterly Results for 2000 and 1999.

   13.3       Selected Financial Data for 1996 through 2000.

   13.4       Common Stock Information for 2000 and 1999.

   13.5       2000 Management's Discussion and Analysis of Financial Condition and Results of Operations.

   21         Subsidiaries of the Registrant.

   23         Consent of Independent Accountants.

   (b) Reports on Form 8-K filed during the last quarter of 2000:

     None.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SPS TECHNOLOGIES, INC.
                                             ---------------------------------
                                             (Registrant)



                                             /s/ William M. Shockley
                                             ---------------------------------
                                             William M. Shockley
                                             Vice President,
                                             Chief Financial Officer

Date: March 15, 2001

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




         Signature                               Title                                    Date
         ---------                               -----                                    ----
/s/ CHARLES W. GRIGG                   Chairman, Chief Executive Officer and             March 15, 2001
---------------------------------        Director (Principal Executive
    Charles W. Grigg                     Officer)


/s/ JOHN S. THOMPSON                   President, Chief Operating Officer and            March 15, 2001
---------------------------------        Director
    John S. Thompson


/s/ WILLIAM M. SHOCKLEY                Vice President, Chief Financial Officer           March 15, 2001
---------------------------------        (Principal Financial Officer)
    William M. Shockley


/s/ HOWARD T. HALLOWELL, III           Director                                          March 15, 2001
---------------------------------
    Howard T. Hallowell, III


/s/ JAMES F. O'CONNOR                  Director                                          March 15, 2001
---------------------------------
    James F. O'Connor



/s/ ERIC M. RUTTENBERG                 Director                                          March 15, 2001
---------------------------------
    Eric M. Ruttenberg



/s/ HARRY J. WILKINSON                 Director                                          March 15, 2001
---------------------------------
    Harry J. Wilkinson

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
SPS Technologies, Inc.:



Our audits of the consolidated financial statements referred to in our report dated February 1, 2001 appearing in the 2000 Annual Report to Shareholders of SPS Technologies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
-------------------------------
PRICEWATERHOUSECOOPERS LLP



Philadelphia, Pennsylvania
February 1, 2001

                                                                    SCHEDULE II
                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                 Years ended December 31, 2000, 1999 and 1998
                            (Thousands of dollars)




                                                             Additions         Additions
                                                              charged           charged
                                                            (deductions       (deductions
                                            Balance at       credited)         credited)                           Balance at
                                             beginning     to costs and         to other                             end of
               Description                    of year        expenses           accounts          Deductions          year
               -----------                  ----------     -------------       ----------         ----------       -----------
Year ended December 31, 2000:
                                                                              $     (91)(b)
   Allowance for doubtful accounts......      $ 3,363        $    159               852 (c)        $  (468)(a)      $ 3,815
                                              =======        ========         =========            =======          =======
   Deferred income tax valuation
    allowance ..........................      $ 8,876        $   (141)        $    (328)(b)        $                $ 8,407
                                              =======        ========         =========            =======          =======
Year ended December 31, 1999:
                                                                              $     (84)(b)
   Allowance for doubtful accounts......      $ 2,960        $    459               517 (c)        $  (489)(a)      $ 3,363
                                              =======        ========         =========            =======          =======
   Deferred income tax valuation                                                 (1,202)(b)
    allowance ..........................      $11,782        $ (1,449)        $    (255)(d)        $                $ 8,876
                                              =======        ========         =========            =======          =======
Year ended December 31, 1998:
                                                                              $      (9)(b)
   Allowance for doubtful accounts .....      $ 2,027        $    990         $     324 (c)        $  (372)(a)      $ 2,960
                                              =======        ========         =========            =======          =======
   Deferred income tax valuation
    allowance ..........................      $11,030        $    752         $                    $                $11,782
                                              =======        ========         =========            =======          =======

(a) Write off of uncollectible receivables, net of recoveries
(b) Translation adjustments
(c) Balance acquired in connection with acquisitions
(d) Release of valuation allowances related to a prior year business acquisition and credited to goodwill.

                                  EXHIBIT INDEX
                                  -------------


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

10b SPS Employees Savings and Investment Plan as Amended and Restated, effective January 1, 1999. Exhibit 10b to the Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.

10c               Employment Agreement between SPS Technologies, Inc. and
                  John S. Thompson, President and Chief Operating Officer,
                  effective October 1, 1999.    Exhibit 10c to the Annual Report
                  on Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.

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

10t SPS Technologies, Inc. Restricted Stock Award Plan for Officers, Directors and Non-Officer Employees, effective February 10, 2000.

13.1              2000 Consolidated Financial Statements,
                  Notes to Consolidated Financial
                  Statements and Report of Independent Accountants.

13.2              Summary of Quarterly Results for 2000 and 1999.

13.3              Selected Financial Data for 1996 through 2000.

13.4              Common Stock Information for 2000 and 1999.

13.5              2000 Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.

21                Subsidiaries of the Registrant.

23                Consent of Independent Accountants.