Form 10-Q
period 2001-03-31
SPS TECHNOLOGIES INC
filed 2001-05-15
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Registrant's Common Stock outstanding on May 8, 2001 was 13,079,352.

_______________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX
Part I. Financial Information	Page
Item 1. Financial Statements
Statements of Consolidated Operations - Three Months Ended March 31, 2001 and 2000 (Unaudited)	3
Consolidated Balance Sheets - March 31, 2001 (Unaudited) and December 31, 2000	4-5
Condensed Statements of Consolidated Cash Flows - Three Months Ended March 31, 2001 and 2000 (Unaudited)	6
Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2001 and 2000 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements	8-11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	18

________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited-Thousands of dollars, except share data)

                                            Three Months Ended
                                                 March 31
                                               2001        2000

Net sales	$239,156	$216,730
Cost of goods sold	189,452	174,106
Gross profit	49,704	42,624
Selling, general and administrative expense	27,290	23,553
Operating earnings	22,414	19,071
Other income (expense):
Interest income	279	442
Interest expense	(5,111)	(4,543)
Other, net	(42)	140
	(4,874)	(3,961)
Earnings before income taxes	17,540	15,110
Provision for income taxes	5,720	4,700
Net earnings	$ 11,820	$ 10,410
Earnings per common share
Basic	$ 0.92	$ 0.82
Diluted	$ 0.90	$ 0.81

See accompanying notes to condensed consolidated financial statements.

____________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
	Unaudited
	March 31,	December 31,
	2001	2000
Assets
Current assets
Cash and cash equivalents	$ 18,740	$ 31,933
Accounts and notes receivable, less allowance for doubtful receivables of $4,037 (2000 - $3,815)	150,525	130,017
Inventories	174,518	161,584
Deferred income taxes	17,720	18,247
Prepaid expenses and other	9,015	7,830
Total current assets	370,518	349,611
Property, plant and equipment, net of accumulated depreciation of $165,277 (2000 - $165,162)	223,579	228,632
Other assets, principally goodwill	231,433	232,279
Total assets	$ 825,530	$ 810,522

See accompanying notes to condensed consolidated financial statements.

________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)

Unaudited
March 31, December 31,
2001 2000
Liabilities and shareholders' equity
Current liabilities
Notes payable and current portion of long-term debt	$ 18,596	$ 14,617
Accounts payable	79,571	77,093
Accrued expenses	62,203	65,679
Income taxes payable	7,324	5,265
Total current liabilities	167,694	162,654
Deferred income taxes	32,805	31,619
Long-term debt	243,310	243,586
Retirement obligations and other long-term liabilities	28,229	27,796
Shareholders' equity
Preferred stock, par value $1 per share, authorized 400,000 shares, issued none
Common stock, par value $0.50 per share, authorized 60,000,000 shares, issued 14,335,444 shares (14,210,886 shares in 2000)	7,168	7,105
Additional paid-in capital	120,978	117,665
Common stock in treasury, at cost, 1,463,061 shares (1,428,354 shares in 2000)	(28,383)	(26,626)
Retained earnings	285,380	273,560
Accumulated other comprehensive income
Minimum pension liability	(718)	(718)
Cumulative translation adjustments	(31,200)	(26,119)
Fair value of derivative adjustments	267	-
Total shareholders' equity	353,492	344,867
Total liabilities and shareholders' equity	$ 825,530	$ 810,522

See accompanying notes to condensed consolidated financial statements.

_________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited-Thousands of dollars)

                                                Three Months Ended
                                                      March 31,
	2001	2000
Net cash provided by operating activities (including depreciation and amortization of $10,005 in 2001 and $9,311 in 2000)	$ 1,818	$ 8,297
Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(7,414)	(7,272)
Proceeds from sale of property, plant and equipment	92	2,476
Acquisitions of businesses, net of cash acquired	(9,019)	(115,572)
Net cash used in investing activities	(16,341)	(120,368)
Cash flows provided by (used in) financing activities
Proceeds from borrowings	16,798	88,071
Reduction of borrowings	(15,586)	(9,319)
Purchases of treasury stock	-	(1,535)
Proceeds from exercise of stock options	365	166
Net cash provided by financing activities	1,577	77,383
Effect of exchange rate changes on cash	(247)	(157)
Net increase (decrease) in cash and cash equivalents	(13,193)	(34,845)
Cash and cash equivalents at beginning of period	31,933	50,479
Cash and cash equivalents at end of period	$ 18,740	$ 15,634
Significant noncash investing and financing activities
Issuance of treasury shares for businesses acquired	$ -	$ 3,600
Debt assumed with businesses acquired	$ 3,000	$ 501
Acquisition of treasury shares for stock options exercised	$ 1,758	$ -

See accompanying notes to condensed consolidated financial statements.

______________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Thousands of dollars)

                                      Three Months Ended
                                            March 31,
                                          2001       2000
Net earnings	$11,820	$10,410
Other comprehensive income (expense):
Foreign currency translation adjustments	(5,081)	(1,738)
Changes in the fair value of derivatives	178	-
Cumulative effect of accounting change, net of tax	89	-
Total comprehensive income	$ 7,006	$ 8,672

See accompanying notes to condensed consolidated financial statements.

______________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited-Thousands of dollars, except share data)

1. Financial Statements

     In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three month periods ended March 31, 2001 and 2000, and cash flows for the three month periods ended March 31, 2001 and 2000. The December 31, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 2000 Annual Report filed on Form 10-K applied on a consistent basis.

2. Change in Accounting Policies

     Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The new standard requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting treatment. Based on market valuations for derivatives held as of January 1, 2001, the Company recorded net-of-tax, cumulative-effect-type adjustments to other comprehensive income of $89 to recognize the fair value of all derivatives. The Company made no significant change to its risk management strategies due to the adoption of SFAS No. 133.

The Company enters into derivative contracts to reduce the risk caused by variable interest rates and currency exchange rates. The Company is using interest rate swap agreements to modify a portion of its variable rate obligations to fixed rate obligations, thereby reducing the exposure to market rate fluctuations. A currency swap agreement is used by the Company to manage exposure related to an intercompany debt denominated in one currency that will be repaid in another currency. The Company has entered into a series of foreign currency forward contracts to buy certain foreign currencies each month over a future period of time at today's forward exchange rates. The Company formally assesses (both at the hedge's inception and on a quarterly basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods.

___________________________________________________________________________________________________________

As of March 31, 2001, all hedges outstanding were highly effective. The maximum remaining length of time of the interest rate swaps currently in place as of March 31, 2001 is approximately 4.5 years. The currency swap agreement matures on October 27, 2003. The maximum remaining length of time of the foreign currency forward contracts currently in place as of March 31, 2001 is approximately

3 years. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the swap agreements and the foreign currency forward contracts. The Company does not anticipate nonperformance by the counterparties who are major financial institutions.

The fair value of all derivatives were zero at the inception date and will be zero at the maturity of the derivatives. Throughout the term of the derivatives, the Company will adjust the derivatives to their fair value with an offsetting adjustment to other comprehensive income and current period earnings. Any change in fair value related to the derivative's hedge ineffectiveness and any component of the derivative's gain or loss excluded from the assessment of hedge effectiveness would be recognized in current period earnings. The net gain or loss recognized in earnings during the three months ended March 31, 2001 was not material. Of the amount reported in accumulated other comprehensive income at March 31, 2001, the Company estimates that $1,700 of losses are expected to be reclassified as current period earnings within the next twelve months. When the losses are reclassified into current period earnings, they will be reported on the same line as the underlying transaction. If it is determined that a derivative is not highly effective as a hedge, the Company would discontinue hedge accounting prospectively and the gain or loss on the derivative remaining in accumulated other comprehensive income would be reclassified into earnings. In any situation in which hedge accounting was discontinued and the derivative remained outstanding, the Company would carry the derivative at its fair value on the balance sheet and recognize changes in the fair value in current period earnings.

3. Business Acquisitions

     All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

     On February 12, 2001 the Company and a group of investors acquired substantially all of the assets and business of AAA Aircraft Supply Co., Inc. (AAA) located in Windsor Locks, Connecticut for $7,000. The Company's ownership percentage is 88.8 percent. AAA is a North American distributor of fasteners sold to the aerospace markets. The purchase price approximated the fair value of the net assets acquired.

     On March 14, 2000 the Company acquired all of the outstanding shares of Avibank Mfg., Inc. (Avibank) based in Burbank, California for approximately $115,900. Consideration consisted of approximately $112,300 in cash and 110,652 shares of the Company's common stock in treasury valued at $3,600. Avibank is a manufacturer of latches, hold open rods, quick release pins, structural panel fasteners, self-retaining bolts and expandable fasteners for aerospace markets. Avibank, through its AVK Industrial Products Division, also manufactures threaded inserts for the automotive and industrial markets. The excess of the purchase price over the fair values of the net assets acquired was approximately $90,800 and has been recorded as goodwill, patents, trademarks and other intangible assets which are being amortized on a straight-line basis over 15 to 40 years.

______________________________________________________________________________________________________

     In 2000, the Company also completed two relatively smaller acquisitions in Europe. On January 10, 2000, the Company acquired certain operating assets of ULMA S.p.A. (ULMA) based in Milan, Italy for approximately $2,300. ULMA is a full range manufacturer of flat, planetary and cylindrical tread roll dies used in metal forming. In December 2000, the Company acquired certain operating assets of DACAR S.A. based in Auxerre, France for approximately $1,600. DACAR is a manufacturer of precision machined components and structural assemblies used by European aerospace suppliers.

     The following unaudited pro forma consolidated results of operations are presented as if the Avibank acquisition had been made at the beginning of the periods presented. The effects of the AAA, ULMA and DACAR acquisitions are not material and, accordingly, have been excluded from the pro forma presentation.

                                 Three Months Ended
                                       March 31,
                                   2001         2000
Net sales	$239,156	$233,537
Net earnings	11,820	8,217
Basic earnings per common share	.92	.64
Diluted earnings per common share	.90	.63

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

4. Inventories
                                  March 31,          December 31,
                                    2001                 2000
Finished goods	$ 74,517	$ 70,188
Work-in-process	54,880	51,093
Raw materials and supplies	38,493	34,273
Tools	6,629	6,030
	$ 174,519	$ 161,584

__________________________________________________________________________________________________________

5. Environmental Contingency

     The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At March 31, 2001, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

6. Per Share Data

     Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options were exercised. Earnings per share are computed as follows:

                                                              Three Months Ended
                                                                   March 31
                                                              2001         2000

Net earnings	$ 11,820	$ 10,410
Average shares of common stock outstanding used to compute basic earnings per common share	12,826,758	12,670,658
Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired	272,142	222,247
Shares used to compute dilutive effect of stock options	13,098,900	12,892,905
Basic earnings per common share	$ 0.92	$ 0.82
Diluted earnings per common share	$ 0.90	$ 0.81

________________________________________________________________________________________________________________

7. Segment Information

     The Company has three reportable segments: Precision Fasteners and Components, Specialty Materials and Alloys and Magnetic Products. The Precision Fasteners and Components segment consists of business units which produce precision fasteners and fastening systems, structural and other metal components and consumable tools for critical applications in the aerospace, automotive and industrial machinery markets. The Specialty Materials and Alloys segment produces specialty metals, superalloys and ceramic cores for aerospace, industrial gas turbine, medical and other general industrial applications. The Magnetic Products segment produces magnetic materials and products used in automotive, telecommunications, aerospace, reprographic, computer and advertising specialty applications.

                                Three Months Ended

                                    March 31,

                                  2001        2000
Net sales:
Precision Fasteners and Components	$163,846	$148,162
Specialty Materials and Alloys	39,546	32,582
Magnetic Products	35,764	35,986
Total net sales	$239,156	$216,730
Operating earnings:
Precision Fasteners and Components	$ 15,450	$ 14,144
Specialty Materials and Alloys	6,271	4,351
Magnetic Products	3,843	3,376
Unallocated Corporate Costs	(3,150)	(2,800)
Total operating earnings	$ 22,414	$ 19,071

  Subsequent Events

     On April 5, 2001, the Company entered into a merger agreement to acquire the outstanding stock of M. Argüeso & Co., Inc. (Argüeso) for approximately $19,600. Argüeso is headquartered in Mamaroneck, New York and is a leading manufacturer and distributor of wax blends for use in the investment casting industry. Argüeso's products are used in a variety of investment casting applications in diverse industries such as aerospace, power generation and medical. For the year ended December 31, 2000, Argüeso reported sales of approximately $21,000. This acquisition will be accounted for under the purchase method. The results of operations of Argüeso will be included in the consolidated financial statements from the date of acquisition.

___________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Sales and net earnings increased in the first quarter of 2001 compared to the same quarter in 2000. The increase in operating results is primarily attributable to the impact of businesses acquired in 2000 and 2001 and strong demand for the Company's superalloy products from the industrial gas and aerospace turbine engine markets. The Company announced a major plant expansion in the Specialty Materials and Alloy segment and the acquisition of an aerospace fastener distributor.

Net Sales

     Net sales increased $22.4 million, or 10.3 percent, compared to the first quarter of 2000 and increased $23.7 million, or 11.0 percent, compared to the fourth quarter of 2000. Sales from businesses acquired in 2000 and 2001 increased the Company's first quarter 2001 sales by $24.1 million compared to the first quarter of 2000 and $9.3 million compared to the fourth quarter of 2000.

     Sales of products by companies acquired in 2000 and 2001 (primarily Avibank, DACAR and AAA Aircraft Supply) increased Precision Fasteners and Components segment sales by $24.1 million compared to the first quarter of 2000 and $9.3 million compared to the fourth quarter of 2000. Excluding the sales from these recently acquired businesses, this segment's sales decreased $8.5 million, or 5.9 percent, compared to the first quarter of 2000 but increased $5.0 million, or 3.8 percent, compared to the fourth quarter of 2000.

Sales of aerospace fasteners and components of $69.8 million in the first quarter of 2001 represents a $0.6 million, or 0.9 percent, decrease from the first quarter of 2000 and a $2.1 million, or 3.1 percent, increase from the fourth quarter of 2000. Due to projected increases in airplane deliveries by the major aircraft manufacturing companies, the Company expects more favorable comparison of year to year quarterly sales throughout 2001.

     Excluding recently acquired businesses, the Company's automotive and industrial fastener sales decreased $6.9 million, or 10.7 percent, compared to the first quarter of 2000. This decrease is the result of lower demand from automotive and heavy truck markets in North America. Partially offsetting this decrease in demand in North America was strong demand from the automotive, truck and industrial markets in Brazil. Fastener sales in Brazil increased by $1.3 million in the first quarter of 2001 compared to the first quarter of 2000.

_______________________________________________________________________________________________________

     Specialty Materials and Alloys segment sales increased $7.0 million, or 21.4 percent, compared to the first quarter of 2000 and $7.4 million, or 22.9 percent, compared to the fourth quarter of 2000. These higher sales are the result of strong demand from the industrial gas and aerospace turbine markets as well as the medical market. On March 29, 2001, the Company announced the purchase of a vacuum induction melting furnace to expand production capacity at its Cannon-Muskegon subsidiary. The new furnace is estimated to be delivered in December of 2001 and when fully operational is expected to add five million pounds of capacity, an increase in vacuum melt capacity of 56 percent. The capacity expansion is in response to continued growth in the industrial gas and aerospace turbine markets in North America, Europe and Asia, as well as expanding applications for the Company's proprietary superalloys, which are sold to those markets.

     Magnetic Products segment sales were approximately the same as the first quarter of 2000 and $2.1 million, or 6.1 percent, higher than the fourth quarter of 2000. While sales remained relatively stable in the first quarter of 2001, the Company is concerned about the economic conditions of the markets served by this segment. Softness in the automotive and telecommunications markets coupled with continued Asian penetration of the available market have been reflected in the Company's incoming orders. Incoming orders for the first quarter of 2001 are $7.1 million, or 18.2 percent, lower compared to the first quarter of 2000.

Operating Earnings

     Operating earnings of the Company increased $3.3 million, or 17.5 percent, compared to the first quarter of 2000 and decreased $0.6 million or 2.7 percent, compared to the fourth quarter of 2000. Operating earnings for the first quarter of 2000 include a non-recurring charge of $0.6 million for the amortization of inventory step-up related to purchase accounting for the acquisition of Avibank on March 14, 2000. In addition, operating earnings for the three months ended March 31, 2000 include a non-recurring gain of $0.9 million related to the sale of the automotive fastener manufacturing facility in Coventry, England. The Company's operations have continued to occupy a portion of the facility under a lease arrangement.

     Excluding the non-recurring charge and gain described above, the operating earnings of the Precision Fasteners and Components segment increased from $13.8 million, or 9.3 percent of sales, for the first quarter of 2000 to $15.4 million, or 9.4 percent of sales in the first quarter of 2001. The increase in operating earnings is the result of operating earnings of recently acquired businesses and the cost of employee separations incurred in 2000 net of an earnings decline in 2001 from the North American fastener manufacturing plants. Operating earnings of companies acquired in 2000 and 2001 (Avibank, DACAR and AAA Aircraft Supply) increased Precision Fasteners and Components operating earnings by $3.6 million. In the first quarter of 2000, the Company incurred $1.4 million of cost for employee separations related to the downsizing of fastener manufacturing operations in England and Ireland. All severance cost were expended prior to December 31, 2000. Due primarily to the lower volume of automotive and industrial fastener sales, the North American fastener manufacturing operations reported a $2.6 million decrease in operating earnings.

______________________________________________________________________________________________________________

     The operating earnings of the Specialty Materials and Alloys segment increased from $4.4 million, or 13.4 percent of sales, for the first quarter of 2000 to $6.3 million, or 15.9 percent of sales. This increase in earnings is due primarily to the increase in sales discussed above.

     Operating earnings of the Magnetic Products segment increased from $3.4 million, or 9.4 percent of sales, for the first quarter of 2000 to $3.8 million, or 10.7 percent of sales, for the first quarter of 2001. The increase in operating profit is the result of improved operating performance by the Company's magnetic wound core manufacturing operation in Adelanto, California. This operation recorded an operating loss of approximately $1.0 million in the first quarter of 2000 compared to a small operating profit in 2001. This improvement was partially offset by decreased earnings from other magnetic products manufacturing operations in North America attributed to lower sales.

Other Income and Expense

     Due to higher levels of debt, interest expense increased from $4.5 million in the first quarter of 2000 to $5.1 million in the first quarter of 2001. The increase in debt is primarily due to the acquisition of Avibank on March 14, 2000.

Orders and Backlog

     Incoming orders for the first quarter of 2001 increased 16.5 percent to $258.7 million compared to the fourth quarter of 2000. A 36.8 percent increase in orders for aerospace fasteners and components contributed to this improvement in incoming orders.

     Excluding the $28.3 million of incoming orders for companies acquired in 2000 and 2001, the Company's incoming orders for the first quarter of 2001 increased $10.8 million, or 4.9 percent, compared to the first quarter of 2000. Incoming orders for the Specialty Materials and Alloys Segment increased $14.3 million, or 43.8 percent, compared to the first quarter of 2000 while incoming orders for Magnetic Products decreased $7.1 million, or 18.2 percent. The backlog of orders, which represent firm orders with delivery scheduled within 12 months, at March 31, 2001 was $318.8 million, compared to $287.3 million on the same date a year ago and $294.2 million at December 31, 2000.

Acquisitions

     As discussed in Note 2 to the financial statements, the Company and a consortium of investors acquired substantially all of the assets and business of AAA Aircraft Supply Co., Inc. (AAA) located in Windsor Locks, Connecticut for $7.0 million on February 12, 2001. The Company's ownership percentage is 88.8 percent. AAA is a North American distributor of fasteners sold to the aerospace markets. For the year ended December 31, 2000, AAA sales were approximately $14.0 million. The acquisition of AAA will improve the Company's ability to service Pratt & Whitney and facilitates the Company's participation in United Technologies' movement towards a Point-of-Service supply concept.

_______________________________________________________________________________________________________

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

     Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the condensed statements of consolidated cash flows. For the three months ended March 31, 2001, net cash provided by operating activities decreased by $6.5 million compared to the first three months of 2000. This decrease in net cash provided by operations is due to an increase in cash used to fund working capital ($10.7 million) net of an increase in net earnings ($1.4 million) which included a higher non-cash charge for deferred income taxes ($1.5 million).

     The decrease in cash used in investing activities is due to the cash payment in March 2000 for the acquisition of Avibank ($112.3 million). The Company spent $7.4 million for capital expenditures in the first three months of 2001 and is forecasting approximately $48.0 million for the full year of 2001, an increase of $9.7 million from the 2001 budgeted amount reported on Form 10-K for the year ended December 31, 2000. This increase is the result of the expansion of superalloy production capacity announced on March 29, 2001 and discussed above.

     The Company's total debt to equity ratio was 74 percent at March 31, 2001, compared to 75 percent at December 31, 2000. Total debt was $261.9 million at March 31, 2001 and $258.2 million at December 31, 2000. As of March 31, 2001, under the terms of its existing credit agreements, the Company is permitted to incur an additional $170.2 million in debt.

Forward-Looking Statements

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. Statements such as the Company's expectations of more favorable comparisons of year to year quarterly sales of aerospace fasteners and components to continue throughout 2001, delivery of the new vacuum induction melting furnace in December 2001 and its installation resulting in an additional five million pounds of capacity, demand for its alloys from the industrial gas and aerospace turbine markets to remain relatively strong throughout 2001, future benefits of the Company's downsizing of fastener manufacturing operations, and future benefits from operational synergies with newly acquired companies are "forward-looking" statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, fluctuations in raw material prices, customer satisfaction and qualification issues, labor disputes, worldwide political and economic stability and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

___________________________________________________________________________________________________

SPS Technologies, Inc and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary market risk exposures are foreign currency exchange rate and interest rate risk. Fluctuations in foreign currency exchange rates affect the Company's results of operations and financial position. As discussed in Note 1 to the financial statements on Form 10-K for the year ended December 31, 2000, the Company uses forward exchange contracts and one currency swap agreement to minimize exposure and reduce risk from exchange rate fluctuations affecting the results of operation. Because the largest portion of the Company's foreign operations are in countries with relatively stable currencies, namely, England, Ireland and Canada, the foreign currency exchange rate risk to the Company's financial position is not significant. However, the Company has operations in Brazil, China and other foreign countries which increases its exposure to foreign currency fluctuations. Fluctuations in interest rates primarily affect the Company's results of operations. Because a majority of the Company's debt is in fixed rate obligations (as disclosed in Note 8 to the financial statements on Form 10-K for the year ended December 31, 2000), the Company has effectively limited its exposure to fluctuations in interest rates.

     A description of the Company's financial instruments is provided in Notes 1 and 15 to the financial statements on Form 10-K for the year ended December 31, 2000. Assuming an instantaneous 10 percent strengthening of the United States dollar versus foreign currencies for which forward exchange contracts and currency rate swap agreements existed and a 10 percent change in the interest rate on the Company's variable rate debt had all occurred on March 31, 2001, the Company's results of operations, cash flow and financial position would not have been materially affected.

________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    NONE.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

_______________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SPS TECHNOLOGIES, INC.
                                   (Registrant)

Date: May 8, 2001                  /s/ William M. Shockley
                                   William M. Shockley
                                   Vice President,
                                   Chief Financial Officer

Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.