Form 10-Q
period 2001-06-30
SPS TECHNOLOGIES INC
filed 2001-08-14
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Registrant's Common Stock outstanding on August 6, 2001 was 13,091,150.

______________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX
Part I. Financial Information	Page
Item 1. Financial Statements
Statements of Consolidated Operations - Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)	3
Consolidated Balance Sheets - June 30, 2001 (Unaudited) and December 31, 2000	4-5
Condensed Statements of Consolidated Cash Flows - Six Months Ended June 30, 2001 and 2000 (Unaudited)	6
Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements	8-14
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Part II. Other Information
Item 4. Submission of Matters to Vote of Security Holders	23
Item 6. Exhibits and Reports on Form 8-K	24

__________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited-Thousands of dollars, except share data)

	Three Months Ended June 30 2001 2000		Six Months Ended June 30 2001 2000
Net sales	$239,386	$228,003	$478,542	$444,733
Cost of goods sold	189,796	183,326	379,248	357,432
Gross profit	49,590	44,677	99,294	87,301
Selling, general and administrative expense	27,274	25,248	54,564	48,801
Restructurings & impairments	9,100	0	9,100	0
Operating earnings	13,216	19,429	35,630	38,500
Other income (expense):
Interest income	114	182	393	624
Interest expense	(5,123)	(5,721)	(10,234)	(10,264)
Other, net	(27)	390	(69)	530
	(5,036)	(5,149)	(9,910)	(9,110)
Earnings before income taxes	8,180	14,280	25,720	29,390
Provision for income taxes	2,570	4,320	8,290	9,020
Net earnings	$ 5,610	$ 9,960	$ 17,430	$ 20,370
Earnings per common share
Basic	$ 0.43	$ 0.79	$ 1.35	$ 1.61
Diluted	$ 0.42	$ 0.77	$ 1.32	$ 1.58

See accompanying notes to condensed consolidated financial statements.

_____________________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
	Unaudited June 30, 2001	December 31, 2000
Assets
Current assets
Cash and cash equivalents	$ 22,597	$ 31,933
Accounts and notes receivable, less allowance for doubtful receivables of $4,270 (2000 - $3,815)	149,504	130,017
Inventories	180,185	161,584
Deferred income taxes	22,034	18,247
Prepaid expenses and other	8,009	7,830
Total current assets	382,329	349,611
Property, plant and equipment, net of accumulated depreciation of $170,322 (2000 - $165,162)	234,953	228,632
Other assets, principally goodwill	236,825	232,279
Total assets	$ 854,107	$ 810,522

See accompanying notes to condensed consolidated financial statements.

_______________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)

	Unaudited June 30, 2001	December 31, 2000
Liabilities and shareholders' equity
Current liabilities
Notes payable and current portion of long-term debt	$ 18,766	$ 14,617
Accounts payable	81,556	77,093
Accrued expenses	76,179	65,679
Income taxes payable	5,728	5,265
Total current liabilities	182,229	162,654
Deferred income taxes	33,357	31,619
Long-term debt	249,243	243,586
Retirement obligations and other long-term liabilities	27,398	27,796
Shareholders' equity
Preferred stock, par value $1 per share, authorized 400,000 shares, issued none
Common stock, par value $0.50 per share, authorized 60,000,000 shares, issued 14,362,524 shares (14,210,886 shares in 2000)	7,181	7,105
Additional paid-in capital	125,059	117,665
Common stock in treasury, at cost, 1,271,374 shares (1,428,354 shares in 2000)	(24,687)	(26,626)
Retained earnings	290,990	273,560
Accumulated other comprehensive income
Minimum pension liability	(718)	(718)
Cumulative translation adjustments	(33,103)	(26,119)
Fair value of derivative adjustments	(2,842)	-
Total shareholders' equity	361,880	344,867
Total liabilities and shareholders' equity	$ 854,107	$ 810,522
See accompanying notes to condensed consolidated financial statements.

_________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited-Thousands of dollars)
	Six Months Ended June 30, 2001 2000
Net cash provided by operating activities (including depreciation and amortization of $19,721 in 2001 and $19,475 in 2000)	$ 23,425	$ 31,490
Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(18,833)	(15,148)
Proceeds from sale of property, plant and equipment	267	4,332
Acquisitions of businesses, net of cash acquired	(21,658)	(116,111)
Net cash used in investing activities	(40,224)	(126,927)
Cash flows provided by (used in) financing activities
Proceeds from borrowings	38,987	101,506
Reduction of borrowings	(32,136)	(27,694)
Purchases of treasury stock	-	(4,240)
Proceeds from exercise of stock options	920	569
Net cash provided by financing activities	7,771	70,141
Effect of exchange rate changes on cash	(308)	(309)
Net increase (decrease) in cash and cash equivalents	(9,336)	(25,605)

Cash and cash equivalents at beginning of period	31,933	50,479
Cash and cash equivalents at end of period	$ 22,597	$ 24,874
Significant noncash investing and financing activities
Issuance of treasury shares for businesses acquired	$ 6,975	$ 3,600
Debt assumed with businesses acquired	$ 3,616	$ 483
Acquisition of treasury shares for stock options exercised	$ 1,795	$ 336

See accompanying notes to condensed consolidated financial statements.

___________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Thousands of dollars)

	Three Months Ended June 30, 2001 2000		Six Months Ended June 30, 2001 2000
Net earnings	$ 5,610	$ 9,960	$17,430	$20,370
Other comprehensive income (expense):
Foreign currency translation adjustments	(1,903)	(2,530)	(6,984)	(4,268)
Changes in the fair value of derivatives	(3,109)	-	(2,931)	-
Cumulative effect of accounting change, net of tax	-	-	89	-
Total comprehensive income	$ 598	$ 7,430	$ 7,604	$16,102

See accompanying notes to condensed consolidated financial statements.

___________________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited-Thousands of dollars, except share data)

1. Financial Statements

     In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six month periods ended June 30, 2001 and 2000, and cash flows for the six month periods ended June 30, 2001 and 2000. The December 31, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 2000 Annual Report filed on Form 10-K applied on a consistent basis.

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

________________________________________________________________________________________________________________

     As of June 30, 2001, all hedges outstanding were highly effective. The maximum remaining length of time of the interest rate swaps currently in place as of June 30, 2001 is approximately 4.5 years. The currency swap agreement matures on October 27, 2003. The maximum remaining length of time of the foreign currency forward contracts currently in place as of June 30, 2001 is approximately 2.5 years. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the swap agreements and the foreign currency forward contracts. The Company does not anticipate nonperformance by the counterparties who are major financial institutions.

     The fair value of all derivatives were zero at the inception date and will be zero at the maturity of the derivatives. Throughout the term of the derivatives, the Company will adjust the derivatives to their fair value with an offsetting adjustment to other comprehensive income and current period earnings. Any change in fair value related to the derivative's hedge ineffectiveness and any component of the derivative's gain or loss excluded from the assessment of hedge effectiveness would be recognized in current period earnings. The net gain or loss recognized in earnings during the three month and six month periods ended June 30, 2001 was not material. Of the amount reported in accumulated other comprehensive income at June 30, 2001, the Company estimates that $1,600 of losses are expected to be reclassified to current period earnings within the next twelve months. When the losses are reclassified into current period earnings, they will be reported on the same line as the underlying transaction. The net amount of gains included in the cumulative translation adjustment account for the currency swap agreement is $335 for the second quarter of 2001 and $1,358 for the six months ended June 30, 2001. If it is determined that a derivative is not highly effective as a hedge, the Company would discontinue hedge accounting prospectively and the gain or loss on the derivative remaining in accumulated other comprehensive income would be reclassified into earnings. In any situation in which hedge accounting was discontinued and the derivative remained outstanding, the Company would carry the derivative at its fair value on the balance sheet and recognize changes in the fair value in current period earnings.

3. Restructure of Operations

     In June 2001, the Company announced plans to restructure and consolidate certain manufacturing operations. The elements of this plan include the closure of three manufacturing plants, relocation of certain product lines to existing facilities, outsourcing the manufacture of certain product lines to third parties, discontinuing production of certain product lines and further integrating and consolidating the operations of certain acquired companies. The statements of consolidated operations for the second quarter and six month periods of 2001 include a restructuring and impairments charge and a related inventory writedown charge that totals $10,600 ($7,000 or $0.53 per share on an after-tax basis). The charge for the writedown of inventory related to discontinued product lines of $1,500 is included in the cost of goods sold line of the statement of consolidated operations. The $9,100 charge included in the statement of consolidated operations on the restructuring and impairments line consist of the following: costs of employee separations of $5,300, writedown of machinery and equipment of $1,800, lease termination cost of $900 and other non-recurring cost of $1,100. In addition, the Company has estimated that it will incur approximately $3,900 ($2,500 or $0.19 per share on an after-tax basis) for certain related costs that will be charged to the statement of consolidated operations as incurred. These costs consist of the following: losses during the wind-down period of $2,600, cost to relocate equipment of $800 and costs to start-up production of $500. As of June 30, 2001, the Company has incurred $550 ($370 or $.03 per share on an after-tax basis) for losses during the wind-down period.

_______________________________________________________________________________________________________________

4. Business Acquisitions

     All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

     On April 5, 2001, the Company acquired all of the outstanding stock of M. Argüeso & Co., Inc. (Argüeso) based in Mamaroneck, New York for approximately $19,600. Consideration consisted of approximately $12,600 in cash and debt assumed and 192,487 shares of the Company's common stock in treasury valued at $6,975. Argüeso is a manufacturer and distributor of wax blends for use in the investment casting industry. Argüeso's products are used in a variety of investment casting applications in industries such as aerospace, power generation and medical. The excess of the purchase price over the fair value of the net assets acquired was approximately $8,600 and has been recorded as goodwill and other intangible assets which are being amortized on a straight-line basis over 15 to 40 years.

     On February 12, 2001, the Company and a group of investors acquired substantially all of the assets and business of AAA Aircraft Supply Co., Inc. (AAA) located in Windsor Locks, Connecticut for $7,000. The Company's ownership percentage is 88.8 percent. AAA is a North American distributor of fasteners sold to the aerospace markets. The purchase price approximated the fair value of the net assets acquired.

     On March 14, 2000, the Company acquired all of the outstanding shares of Avibank Mfg., Inc. (Avibank) based in Burbank, California for approximately $115,900. Consideration consisted of approximately $112,300 in cash and 110,652 shares of the Company's common stock in treasury valued at $3,600. Avibank is a manufacturer of latches, hold open rods, quick release pins, structural panel fasteners, self-retaining bolts and expandable fasteners for aerospace markets. Avibank, through its AVK Industrial Products Division, also manufactures threaded inserts for the automotive and industrial markets. The excess of the purchase price over the fair value of the net assets acquired was approximately $90,800 and has been recorded as goodwill, patents, trademarks and other intangible assets which are being amortized on a straight-line basis over 15 to 40 years.

_______________________________________________________________________________________________________________

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

          The following unaudited pro forma consolidated results of operations are presented as if the Argüeso and Avibank acquisitions had been made at the beginning of the periods presented. The effects of the AAA, ULMA and DACAR acquisitions are not material and, accordingly, have been excluded from the pro forma presentation.

                                    Six Months Ended
                                       June 30,
                                   2001        2000
Net sales	$484,071	$472,527
Net earnings	17,320	20,926
Basic earnings per common share	1.34	1.62
Diluted earnings per common share	1.31	1.59

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

  5. Inventories
	June 30, 2001	December 31, 2000
Finished goods	$ 76,619	$ 70,188
Work-in-process	56,866	51,093
Raw materials and supplies	39,491	34,273
Tools	7,209	6,030
	$180,185	$ 161,584

________________________________________________________________________________________________________________

6. Environmental Contingency

     The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At June 30, 2001, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

7. Per Share Data

     Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options were exercised. Earnings per share are computed as follows:

	Three Months Ended June 30 2001 2000		Six Months Ended June 30 2001 2000
Net earnings	$ 5,610	$ 9,960	$ 17,430	$ 20,370
Average shares of common stock outstanding used to compute basic earnings per common share	13,031,794	12,681,612	12,937,403	12,650,218
Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired	257,654	220,767	264,898	221,507
Shared used to compute dilutive effect of stock options	13,289,448	12,902,379	13,202,301	12,871,725
Basic earnings per share	$ 0.43	$ 0.79	$ 1.35	$ 1.61
Diluted earnings per share	$ 0.42	$ 0.77	$ 1.32	$ 1.58

____________________________________________________________________________________________________________

8. Segment Information

     The Company has four reportable segments: Aerospace Fasteners and Components, Engineered Fasteners and Components, Specialty Materials and Alloys and Magnetic Products. The Aerospace Fasteners and Components segment consist of business units which produce precision fasteners and fastening systems and structural and other metal components for critical applications in the aerospace machinery markets. The Engineered Fasteners and Components segment consist of business units which produce precision fasteners and fastening systems, structural and other metal components and consumable tools for critical applications in the automotive and industrial machinery markets. The Specialty Materials and Alloys segment produces specialty metals, superalloys and ceramic cores for aerospace, industrial gas turbine, medical and other general industrial applications. The Magnetic Products segment produces magnetic materials and products used in automotive, telecommunications, aerospace, reprographic, computer and advertising specialty applications.
	Three Months Ended June 30 2001 2000		Six Months Ended June 30 2001 2000
Net sales:
Aerospace Fasteners and Components	$ 89,272	$ 79,499	$179,080	$151,506
Engineered Fasteners and Components	74,190	81,518	148,228	157,673
Specialty Materials and Alloys	45,760	32,186	85,306	64,768
Magnetic Products	30,164	34,800	65,928	70,786
Total net sales	$239,386	$228,003	$478,542	$444,733
Operating earnings before restructurings and impairments:
Aerospace Fasteners and Components	$ 11,485	$ 6,073	$ 21,527	$ 14,225
Engineered Fasteners and Components	5,348	7,892	10,756	13,884
Specialty Materials and Alloys	6,958	4,479	13,229	8,830
Magnetic Products	1,425	3,945	5,268	7,321
Unallocated Corporate Costs	(2,900)	(2,960)	(6,050)	(5,760)
	22,316	19,429	44,730	38,500
Restructurings and impairments	(9,100)	-	(9,100)	-
Total operating earnings	$ 13,216	$ 19,429	$ 35,630	$ 38,500

_______________________________________________________________________________________________________________________

9. Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." This statement requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company will follow the requirements of this statement for all business acquisitions made after June 30, 2001.

     In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life no longer be amortized but be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 in the first quarter of 2002. The impact of adopting this standard has not been determined at this time.

__________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Excluding the cost to complete the 2001 restructuring plan, the Company's sales and operating earnings improved over the corresponding periods in the prior year. The increase in operating results is primarily attributable to the impact of businesses acquired in 2000 and 2001 and strong demand for the Company's superalloy products from the industrial gas and aerospace turbine engine markets. In June 2001, the company announced plans to restructure and consolidate certain under-performing operations which, when completed, are expected to increase annual operating profit by $8.8 million and reduce sales revenue by one percent. In the first six months of 2001, the Company completed two acquisitions which complement its existing businesses.

Net Sales

     Net sales increased $11.4 million, or 5.0 percent, in the second quarter of 2001 and $33.8 million, or 7.6 percent, for the six month period ended June 30, 2001 compared to the same periods in 2000.

     The Company's Aerospace Fasteners and Components segment sales increased $9.8 million, or 12.3 percent, in the second quarter of 2001 and $27.6 million, or 18.2 percent, for the six months ended June 30, 2001 compared to the same periods in 2000 due primarily to recently acquired businesses. Sales of products by companies acquired in 2000 and 2001 (primarily Avibank, DACAR and AAA Aircraft Supply) increased Aerospace Fasteners and Components segment sales by $8.3 million in the second quarter and $26.8 million for the six months ended June 30, 2001. This segment is experiencing strong end market demand in North America and Europe. This segment's incoming orders increased $20.2 million in the second quarter and $48.6 million for the six months ended June 30, 2001. Due to a strong level of incoming orders and the success in obtaining new business with long term agreements with customers, the Company expects the trend of increasing sales by the aerospace fastener and components segment to continue throughout 2001 and into 2002.

     Sales of a recently acquired business (M. Argüeso & Co., Inc. on April 5, 2001) increased Specialty Materials and Alloys segment sales by $5.1 million in the second quarter and six month period of 2001. Excluding the sales of this recently acquired business, this segment's sales increased $8.5 million, or 26.3 percent, in the second quarter of 2001 and $15.4 million, or 23.8 percent, for the six months ended June 30, 2001 compared to the same periods in 2000. These higher sales are the result of strong demand for proprietary alloys from the industrial gas and aerospace turbine markets. On March 29, 2001, the Company announced its intent to purchase a vacuum induction melting furnace to expand production capacity at its Cannon-Muskegon subsidiary. The new furnace is estimated to be delivered in December of 2001 and when fully operational is expected to add five million pounds of vacuum melt capacity, an increase of 56 percent. The capacity expansion is in response to continued growth in the industrial gas and aerospace turbine markets in North America, Europe and Asia, as well as expanding applications for the Company's proprietary superalloys, which are sold to those markets.

_______________________________________________________________________________________________________

     The Company's Engineered Fasteners and Components segment sales decreased $7.3 million, or 9.0 percent, in the second quarter of 2001 and $9.4 million, or 6.0 percent, for the six months ended June 30, 2001 compared to the same periods in 2000. The Magnetic Products segment sales decreased $4.6 million, or 13.3 percent, in the second quarter and $4.9 million, or 6.9 percent, for the six months ended June 30, 2001, compared to the same periods in 2000. These decreases are the result of lower demand from the automotive, truck, general industrial and electronic markets. Incoming orders for these segments decreased $18.2 million for the second quarter and $25.0 million for the six months ended June 30, 2001. Due to the weakness in incoming orders, the Company expects the trend of lower sales compared to the prior year to continue throughout 2001.

Operating Earnings
	Three Months Ended June 30 2001 2000		Six Months Ended June 30 2001 2000
Operating earnings before nonrecurring charges and wind-down losses:
Aerospace Fasteners and Components	$ 12,867	$ 10,048	$ 22,909	$ 18,800
Engineered Fasteners and Components	5,567	7,892	10,975	13,884
Specialty Materials and Alloys	7,328	4,479	13,599	8,830
Magnetic Products	1,502	3,945	5,345	7,321
Unallocated Corporate Costs	(2,900)	(2,960)	(6,050)	(5,760)
	24,364	23,404	46,778	43,075
Nonrecurring charges and wind-down losses	(11,148)	(3,975)	(11,148)	(4,575)
Total operating earnings	$ 13,216	$ 19,429	$ 35,630	$ 38,500

     Operating earnings of the Company decreased $6.2 million, or 32.0 percent, in the second quarter of 2001 and $2.9 million, or 7.5 percent, for the six month period ended June 30, 2001 compared to the same periods in 2000. Operating earnings in 2001 include an $11.1 million charge for the cost to restructure and consolidate certain under-performing operations as described below in the section entitled "Summary of the Restructure Actions". Operating earnings were reduced by $4.0 million in the second quarter of 2000 and $4.6 million for the six months ended June 30, 2000 due to the amortization of the inventory step-up that resulted from the acquisition of Avibank. This non-recurring charge, which related to purchase accounting for the acquisition of Avibank on March 14, 2000, reduced net income for the second quarter of 2000 by $2.5 million, or $0.19 per share and six months ended June 30, 2000, by $3.0 million, or $0.23 per share.

_______________________________________________________________________________________________________________

     Excluding the non-recurring charges noted above, the operating earnings of the Company increased from $23.4 million, or 10.3 percent of sales, for the second quarter of 2000 to $24.4 million, or 10.2 percent of sales, for the second quarter of 2001. Operating earnings of the Company increased from $43.1 million, or 9.7 percent of sales, for the six months ended June 30, 2000 to $46.8 million for the six months ended June 30, 2001. Consistent with the trend in sales volume, the operating profit margins have improved in the Aerospace Fasteners and Components segment and Specialty Materials and Alloys segment while the operating profit margins have decreased in the Engineered Fasteners and Components segment and Magnetic Products segment.

     Operating earnings of the Aerospace Fasteners and Components segment increased $2.8 million, or 28.1 percent, in the second quarter of 2001 and $4.1 million, or 21.9 percent for the six months ended June 30, 2001. Operating earnings by businesses acquired in 2000 and 2001 (primarily Avibank, DACAR and AAA Aircraft Supply) increased this segment's operating earnings by $2.6 million in the second quarter of 2001 and $5.1 million for the six months ended June 30, 2001. Difficulties in ramping up production at the other aerospace plants after the significant drop in production in 2000 negatively impacted aerospace margins. Aerospace operating profit margins improved in the second quarter of 2001 compared to the first quarter of 2001 and further improvement is expected in the second half of 2001.

     The operating earnings of the Specialty Materials and Alloys segment increased from $8.8 million, or 13.6 percent of sales, for the first six months of 2000 to $13.6 million, or 15.9 percent of sales for the first six months of 2001. This increase in earnings is due primarily to the increase in sales discussed above.

     The operating earnings of the Engineered Fasteners and Components segment decreased from $13.9 million, or 8.8 percent of sales, for the six months ended June 30, 2000 to $11.0 million, or 7.4 percent of sales, for the six months ended June 30, 2001. Lower earnings are due primarily to the decrease in sales discussed above. The 2000 operating earnings of this segment include two non-recurring items. On March 31, 2000 the Company sold its Coventry, England facility for $2.5 million, resulting in a gain of $0.9 million. The Company's operations located in a portion of this building have continued to occupy a portion of the facility under a lease arrangement. The operating earnings for the six months ended June 30, 2000, also include approximately $0.9 million for the cost of employee separations at certain manufacturing plants in England and Ireland. All costs were expended prior to December 31, 2000.

     Operating earnings of the Magnetic Products segment decreased from $7.3 million, or 10.3 percent of sales, for the six months ended June 30, 2000 to $5.3 million, or 8.1 percent of sales, for the six months ended June 30, 2001. This decrease is the result of lower sales of this segment's higher margin products for telecommunications and computer applications in the electronics markets. Partially offsetting the decrease in operating profit is the improved operating performance by the Company's magnetic wound core manufacturing operation in Adelanto, California. This operation has recorded a small operating profit in 2001 compared to an operating loss of approximately $1.5 million in the first six months of 2000.

________________________________________________________________________________________________________________

Summary of the Restructure Actions

     As discussed in note 3 to the financial statements, the Company announced plans in June 2001 to restructure and consolidate certain under-performing operations which, when completed, are expected to increase annual operating profit by $8.8 million and reduce sales revenue by one percent. As a result of these actions, the Company recorded a pretax charge in the second quarter of 2001 of approximately $10.6 million ($7.0 million on an after-tax basis or $0.53 per share) related to headcount reductions, costs to exit the facilities to be closed and writedowns of inventory and other assets associated with the affected product lines. In addition, the Company will incur losses during the wind-down period at the facilities that will be closed and will incur start-up and training costs at those plants where product lines have been transferred. These losses and expenses will be recognized as incurred and will be approximately $3.9 million ($2.5 million on an after-tax basis or $0.19 per share). The Company expects that these actions will be substantially completed by the end of the year. Once completed, this plan is expected to reduce employment by 337 people and reduce annual wages, salaries and fringe benefits by $13.1 million.

     As of June 30, 2001, the Company has incurred $356 thousand (all for the cost of employee separations) related to the $10.6 million charge accrued. As of June 30, 2001 the Company has incurred $550 thousand for wind-down losses of the $3.9 million estimated to be expensed as incurred.

     In the Aerospace Fasteners and Components segment, the Company's facility in Las Vegas, Nevada will be closed. Certain production will be relocated to existing facilities in Montreal, Canada; Salt Lake City, Utah; and Nashville, Tennessee while other production will be discontinued.

     In the Engineered Fasteners and Components segment, the Company's facility in Smethwick, England, which manufactures pushrods for gasoline and diesel engines, will be closed and this product line will be relocated to the Company's facility in Shannon, Ireland. The Company's automotive fastener plants in Waterford, Michigan and Cleveland, Ohio will be further integrated and consolidated. The Waterford plant, previously called Terry Machine, was acquired in 1998. The Company's precision tool business, which has grown through acquisitions, also will further integrate product lines and streamline management.

____________________________________________________________________________________________________________

     In the Specialty Materials and Alloys segment, certain high pressure ceramic core product lines will be phased out in order to provide additional manufacturing space, kiln capacity and management and technical resources to support the Company's fast growing low pressure ceramic core business, which manufactures sophisticated cores for industrial gas turbines.

     In the Magnetic Products segment, the Company's hard ferrite manufacturing facility in Sevierville, Tennessee will be closed and production of hard ferrite magnets will be transferred to an Asian third party supplier under an exclusive manufacturing and distribution agreement.

Other Income and Expense

     Due to lower levels of debt, interest expense decreased from $5.7 million in the second quarter of 2000 to $5.1 million in the second quarter of 2001. For the six months ended June 30, 2001, average debt and interest expense was consistent with the same period in 2000. In 2000, the Company sold excess land in Brazil and realized a gain of approximately $570 thousand. This gain is included in the "Other, net" line of the Statement of Consolidated Operations for the six months ended June 30, 2000.

Orders and Backlog

     Incoming orders for the second quarter of 2001 were $250.2 million compared to $237.1 million for the second quarter of 2000, a 5.5 percent increase. Incoming orders for the six months ended June 30, 2001 were $508.9 million compared to $460.3 million for the same period in 2000, a 10.6 percent increase. Orders received by companies acquired in 2000 and 2001 (primarily Avibank, DACAR, AAA Aircraft Supply and M. Argüeso & Co., Inc.) increased total Company orders by $15.3 million in the second quarter and $40.0 million for the six months ended June 30, 2001. Excluding acquisitions, incoming orders for the Specialty Materials and Alloys segment increased $0.6 million for the second quarter and $14.9 million for the six months ended June 30, 2001. The backlog of orders, which represent firm orders with delivery scheduled within 12 months, at June 30, 2001 was $337.2 million, compared to $290.2 million on the same day a year ago and $294.2 million at December 31, 2000.

___________________________________________________________________________________________________________

Acquisitions

     As discussed in Note 4 to the financial statements, the Company acquired all of the outstanding stock of M. Argüeso & Co., Inc. (Argüeso) based in Mamaroneck, New York for approximately $19,600 on April 5,2001. Argüeso is a manufacturer and distributor of wax blends for use in the investment casting industry. Argüeso's products are used in a variety of investment casting applications in industries such as aerospace, power generation and medical. Argüeso's sales for the twelve months ended December 31, 2000 were approximately $21.0 million. This acquisition advances the Company's strategy of expanding the breadth of its product offerings and technical support to the investment casting industry.

     On February 12, 2001, the Company and a consortium of investors acquired substantially all of the assets and business of AAA Aircraft Supply Co., Inc. (AAA) located in Windsor Locks, Connecticut for $7.0 million. The Company's ownership percentage is 88.8 percent. AAA is a North American distributor of fasteners sold to the aerospace markets. For the year ended December 31, 2000, AAA sales were approximately $14.0 million. The acquisition of AAA will improve the Company's ability to supply products on a just-in-time basis to Pratt & Whitney and facilitates the Company's participation in United Technologies' movement towards a Point-of-Service supply concept.

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

     Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the Condensed Statements of Consolidated Cash Flows. For the six months ended June 30, 2001, net cash provided by operating activities decreased by $8.1 million compared to the first six months of 2000. This decrease in net cash provided by operations is due primarily to an increase in cash used to fund working capital ($9.8 million).

__________________________________________________________________________________________________________

     The decrease in cash used in investing activities is due to the cash payment in March 2000 for the acquisition of Avibank ($112.3 million). Cash payments in 2001 for acquisitions were primarily for AAA Aircraft Supply ($6.6 million) and Argüeso ($9.0 million). The Company spent $18.8 million for capital expenditures in the first six months of 2001 and is forecasting approximately $48.0 million for the full year of 2001, an increase of $9.7 million from the 2001 budgeted amount reported on Form 10-K for the year ended December 31, 2000. This increase is primarily the result of the expansion of superalloy production capacity announced on March 29, 2001 and discussed above.

     The Company's total debt to equity ratio was 74 percent at June 30, 2001, compared to 75 percent at December 31, 2000. Total debt was $268.0 million at June 30, 2001 and $258.2 million at December 31, 2000. As of June 30, 2001, under the terms of its existing credit agreements, the Company is permitted to incur an additional $174.3 million in debt.

Forward-Looking Statements

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. Statements such as the Company's expectations that the trend of increasing sales by the aerospace fasteners and components segment will continue throughout 2001 and into 2002, delivery of the new vacuum induction melting furnace in December 2001 and its installation resulting in an additional five million pounds of capacity, the trend of lower sales of engineered fasteners and components and magnetic products will continue throughout 2001, further improvement in aerospace operating profit margins for the second half of 2001, operating performance benefits of the 2001 restructuring plan, losses and expenses of approximately $3.9 million as a result of the restructure actions, completion of the restructure plan by the end of the year, the Company's expectation to reduce employment by 337 people and reduce annual wages, salaries and fringe benefits by $13.1 million and future benefits from operational synergies with newly acquired companies are "forward-looking" statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, fluctuations in raw material prices, customer satisfaction and qualification issues, labor disputes, worldwide political and economic stability, successful execution of the restructuring plan on a timely basis and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

____________________________________________________________________________________________________________

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

     A description of the Company's financial instruments is provided in Notes 1 and 15 to the financial statements on Form 10-K for the year ended December 31, 2000. Assuming an instantaneous 10 percent strengthening of the United States dollar versus foreign currencies for which forward exchange contracts and currency rate swap agreements existed and a 10 percent change in the interest rate on the Company's variable rate debt had all occurred on June 30, 2001, the Company's results of operations, cash flow and financial position would not have been materially affected.

___________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on April 30, 2001.

(b) The name of each director elected at the Annual Meeting as the Company's three Class I directors, each to hold office until the 2004 Annual Meeting of Shareholders, is as follows:

          Charles W. Grigg
          Richard W. Kelso
          James W. Zug

The name of each other director whose term of office continued after the meeting is as follows:

          Raymond P. Sharpe
          James F. O'Connor
          Harry J. Wilkinson
          Eric M. Ruttenberg
          John S. Thompson

(c) 1. The results of the election of directors with respect to each nominee for office was as follows:

                                             For          Withheld
          Charles W. Grigg               10,643,310     1,003,834
          Richard W. Kelso               11,569,857        77,287
          James W. Zug                   11,544,237       102,907

2. A proposal to amend the SPS 1988 Long Term Incentive Stock Plan received 10,814,141 votes for and 695,170 votes against, with 137,833 abstentions and 0 broker non-votes.

____________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    NONE.

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 2001:

(1) A Form 8-K was filed on April 9, 2001, stating that the Company entered into an Amended and Restated Rights Agreement, effective April 6, 2001 between SPS Technologies, Inc. and Mellon Investor Services LLC as Rights Agent, that effects: 1) the change of name of ChaseMellon Shareholders Services, L.L.C. to Mellon Investor Services LLC, and 2) the deletion of the requirement that the Continuing Directors approve redemption of the Rights following a Stock Acquisition Date. This Agreement was filed as Exhibit 1 to the Company's Form 8-A/A filed on April 9, 2001, and incorporated herein by reference.

(2) A Form 8-K was filed on June 11, 2001, stating that the Company issued a press release on June 6, 2001. The press release was filed as Exhibit 99.1 to the Company's Form 8-K filed on June 11, 2001, and incorporated herein by reference.

______________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SPS TECHNOLOGIES, INC.
                                         (Registrant)

Date: August 6, 2001                   \s\William M. Shockley
                                         William M. Shockley
                                         Vice President,
                                         Chief Financial Officer

Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.