Form 10-Q
period 2001-09-30
SPS TECHNOLOGIES INC
filed 2001-11-14
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Registrant's Common Stock outstanding on November 7, 2001 was 13,110,550.

________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX
Part I. Financial Information	Page
Item 1. Financial Statements
Statements of Consolidated Operations - Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)	3
Consolidated Balance Sheets - September 30, 2001 (Unaudited) and December 31, 2000	4-5
Condensed Statements of Consolidated Cash Flows - Nine Months Ended September 30, 2001 and 2000 (Unaudited)	6
Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements	8-14
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	24

__________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited-Thousands of dollars, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Net sales	$231,824	$212,542	$710,366	$657,275
Cost of goods sold	188,821	166,401	568,069	523,833
Gross profit	43,003	46,141	142,297	133,442
Selling, general and administrative expense	25,577	24,294	80,141	73,095
Restructurings & impairments	-	-	9,100	-
Operating earnings	17,426	21,847	53,056	60,347
Other income (expense):
Interest income	107	164	500	788
Interest expense	(5,080)	(5,397)	(15,314)	(15,661)
Other, net	(183)	76	(252)	606
	(5,156)	(5,157)	(15,066)	(14,267)
Earnings before income taxes	12,270	16,690	37,990	46,080
Provision for income taxes	3,910	5,100	12,200	14,120
Net earnings	$ 8,360	$ 11,590	$ 25,790	$ 31,960
Earnings per common share
Basic	$ 0.64	$ 0.91	$ 1.99	$ 2.52
Diluted	$ 0.63	$ 0.89	$ 1.95	$ 2.47

See accompanying notes to condensed consolidated financial statements.

____________________________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - Thousands of dollars)
	September 30,	December 31,
	2001	2000
Assets
Current assets
Cash and cash equivalents	$ 24,298	$ 31,933
Accounts and notes receivable, less allowance for doubtful receivables of $4,317 (2000 - $3,815)	152,153	130,017
Inventories	174,976	161,584
Deferred income taxes	21,374	18,247
Prepaid expenses and other	7,198	7,830
Total current assets	379,999	349,611
Property, plant and equipment, net of accumulated depreciation of $177,075 (2000 - $165,162)	238,843	228,632
Other assets, principally goodwill	240,218	232,279
Total assets	$ 859,060	$ 810,522

See accompanying notes to condensed consolidated financial statements.

___________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - Thousands of dollars, except share data)

	September 30,	December 31,
	2001	2000
Liabilities and shareholders' equity
Current liabilities
Notes payable and current portion of long-term debt	$ 15,642	$ 14,617
Accounts payable	77,734	77,093
Accrued expenses	70,078	65,679
Income taxes payable	7,082	5,265
Total current liabilities	170,536	162,654
Deferred income taxes	33,609	31,619
Long-term debt	254,106	243,586
Retirement obligations and other long-term liabilities	27,356	27,796
Shareholders' equity
Preferred stock, par value $1 per share, authorized 400,000 shares, issued none
Common stock, par value $0.50 per share, authorized 60,000,000 shares, issued 14,396,924 shares (14,210,886 shares in 2000)	7,198	7,105
Additional paid-in capital	125,949	117,665
Common stock in treasury, at cost, 1,286,374 shares (1,428,354 shares in 2000)	(25,432)	(26,626)
Retained earnings	299,350	273,560
Accumulated other comprehensive income
Minimum pension liability	(718)	(718)
Cumulative translation adjustments	(30,018)	(26,119)
Fair value of derivative adjustments	(2,876)	-
Total shareholders' equity	373,453	344,867
Total liabilities and shareholders' equity	$ 859,060	$ 810,522
See accompanying notes to condensed consolidated financial statements.

____________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited-Thousands of dollars)
	Nine Months Ended
	September 30, 2001 2000
Net cash provided by operating activities (including depreciation and amortization of $29,295 in 2001 and $28,573 in 2000)	$ 35,463	$ 41,032
Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(30,688)	(24,111)
Proceeds from sale of property, plant and equipment	327	4,403
Acquisitions of businesses, net of cash acquired	(21,712)	(116,379)
Net cash used in investing activities	(52,073)	(136,087)
Cash flows provided by (used in) financing activities
Proceeds from borrowings	60,424	110,756
Reduction of borrowings	(51,937)	(41,317)
Purchases of treasury stock	-	(4,240)
Proceeds from exercise of stock options	678	965
Net cash provided by financing activities	9,165	66,164
Effect of exchange rate changes on cash	(190)	(462)
Net increase (decrease) in cash and cash equivalents	(7,635)	(29,353)
Cash and cash equivalents at beginning of period	31,933	50,479

Cash and cash equivalents at end of period	$ 24,298	$ 21,126
Significant noncash investing and financing activities
Issuance of treasury shares for businesses acquired	$ 6,975	$ 3,600
Debt assumed with businesses acquired	$ 3,616	$ 483
Acquisition of treasury shares for stock options exercised	$ 2,541	$ 1,377

See accompanying notes to condensed consolidated financial statements.

__________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Thousands of dollars)
	Three Months Ended September 30, 2001 2000		Nine Months Ended September 30, 2001 2000
Net earnings	$ 8,360	$11,590	$25,790	$31,960
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustments	3,085	(3,946)	(3,899)	(8,214)
Changes in the fair value of derivatives	(34)	-	(2,965)	-
Cumulative effect of accounting change	-	-	89	-
Total comprehensive income	$11,411	$ 7,644	$19,015	$23,746

See accompanying notes to condensed consolidated financial statements.

_______________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited-Thousands of dollars, except share data)

1. Financial Statements

     In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine month periods ended September 30, 2001 and 2000. The December 31, 2000 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 2000 Annual Report filed on Form 10-K applied on a consistent basis.

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

     The Company enters into derivative contracts to reduce the risk caused by currency exchange rates and variable interest rates. The Company has one derivative instrument designated as a hedge of the foreign currency exposure of a net investment in a foreign operation. A currency swap agreement is used by the Company to manage exposure related to an intercompany debt denominated in one currency that will be repaid in another currency. The principal of this intercompany debt is scheduled to be repaid in a single cash flow exchange at its maturity in the identical currency as the designated net investment amount. The Company also has derivative instruments designated as cash flow hedging instruments. The Company has entered into a series of foreign currency forward contracts to buy certain foreign currencies each month over a future period of time at the forward exchange rate at the time of the contract. The Company is using interest rate swap agreements to modify a portion of its variable rate obligations to fixed rate obligations, thereby reducing the exposure to market rate fluctuations. The Company formally assesses (both at the hedge's inception and on a quarterly basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods.

___________________________________________________________________________________________________________________

     As of September 30, 2001, all hedges outstanding were highly effective. The currency swap agreement matures on October 27, 2003. The maximum remaining length of time of the foreign currency forward contracts currently in place as of September 30, 2001 is approximately 2.25 years. The maximum remaining length of time of the interest rate swaps currently in place as of September 30, 2001 is approximately 4.2 years. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the swap agreements and the foreign currency forward contracts. The Company does not anticipate nonperformance by the counterparties who are major financial institutions.

     The fair value of all derivatives were zero at the inception date and will be zero at the maturity of the derivatives. Throughout the term of the derivatives, the Company will adjust the derivatives to their fair value with an offsetting adjustment to other comprehensive income and current period earnings. Any change in fair value related to the derivative's hedge ineffectiveness and any component of the derivative's gain or loss excluded from the assessment of hedge effectiveness would be recognized in current period earnings. For derivative instruments designated as cash flow hedging instruments, the net gain or loss recognized in earnings during the three month and nine month periods ended September 30, 2001 was not material. Of the amount reported in accumulated other comprehensive income at September 30, 2001, the Company estimates that $400 of losses are expected to be reclassified to current period earnings within the next twelve months. When the losses are reclassified into current period earnings, they will be reported on the same line as the underlying transaction. For the currency swap agreement, the derivative instrument designated as a hedge of the foreign currency exposure of a net investment in a foreign operation, the net amount included in the cumulative translation adjustment account is a $1,186 loss for the third quarter of 2001 and a $172 gain for the nine months ended September 30, 2001. If it is determined that any derivative is not highly effective as a hedge, the Company would discontinue hedge accounting prospectively and the gain or loss on the derivative remaining in accumulated other comprehensive income would be reclassified into earnings. In any situation in which hedge accounting was discontinued and the derivative remained outstanding, the Company would carry the derivative at its fair value on the balance sheet and recognize changes in the fair value in current period earnings.

3. Restructure of Operations

     In June 2001, the Company announced plans to restructure and consolidate certain manufacturing operations. The elements of this plan include the closure of three manufacturing plants, relocation of certain product lines to existing facilities, outsourcing the manufacture of certain product lines to third parties, discontinuing production of certain product lines and further integrating and consolidating the operations of certain acquired companies. The statements of consolidated operations for the nine month period of 2001 includes a restructuring and impairments charge and a related inventory writedown charge that totals $10,600 ($7,000 or $0.53 per share on an after-tax basis). The charge for the writedown of inventory related to discontinued product lines of $1,500 is included in the cost of goods sold line of the statement of consolidated operations. The $9,100 charge included in the statement of consolidated operations on the restructuring and impairments line consist of the following: costs of employee separations of $5,300, writedown of machinery and equipment of $1,800, lease termination cost of $900 and other non-recurring cost of $1,100. In addition, the Company has estimated that it will incur approximately $3,900 ($2,500 or $0.19 per share on an after-tax basis) for certain related costs that will be charged to the statement of consolidated operations as incurred. These costs consist of the following: losses during the wind-down period of $2,600, cost to relocate equipment of $800 and costs to start-up production of $500. As of September 30, 2001, the Company has incurred $1,200 ($830 or $0.06 per share on an after-tax basis) for costs related to the restructure plan that were charged to the statement of consolidated operations as incurred. These cost included $1,000 for losses during the wind-down period and $200 for cost to relocate equipment.

_____________________________________________________________________________________________________________________

4. Business Acquisitions

     All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

     On April 5, 2001, the Company acquired all of the outstanding stock of M. Argüeso & Co., Inc. (Argüeso) based in Mamaroneck, New York for approximately $19,700. Consideration consisted of approximately $12,700 in cash and debt assumed and 192,487 shares of the Company's common stock in treasury valued at $6,975. Argüeso is a manufacturer and distributor of wax blends for use in the investment casting industry. Argüeso's products are used in a variety of investment casting applications in industries such as aerospace, power generation and medical. The excess of the purchase price over the fair value of the net assets acquired was approximately $8,900 and has been recorded as goodwill and other intangible assets which are being amortized on a straight-line basis over 15 to 40 years.

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

______________________________________________________________________________________________________________

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
	Nine Months Ended
	September 30, 2001 2000
Net sales	$715,877	$690,394
Net earnings	25,672	32,851
Basic earnings per common share	1.98	2.53
Diluted earnings per common share	1.94	2.48

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

5. Inventories
	September 30, 2001	December 31, 2000
Finished goods	$ 77,466	$ 70,188
Work-in-process	57,423	51,093
Raw materials and supplies	32,619	34,273
Tools	7,468	6,030
	$ 174,976	$ 161,584

6. Environmental Contingency

     The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At September 30, 2001, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

_______________________________________________________________________________________________________________________

7. Per Share Data

     Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options were exercised. Earnings per share are computed as follows:

	Three Months Ended September 30 2001 2000		Nine Months Ended September 30 2001 2000
Net earnings	$ 8,360	$ 11,590	$ 25,790	$ 31,960
Average shares of common stock outstanding used to compute basic earnings per common share	13,100,600	12,702,828	12,987,307	12,669,006
Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired	198,416	320,446	242,738	254,486
Shares used to compute dilutive effect of stock options	13,299,016	13,023,274	13,230,045	12,923,492
Basic earnings per common share	$ 0.64	$ 0.91	$ 1.99	$ 2.52
Diluted earnings per common share	$ 0.63	$ 0.89	$ 1.95	$ 2.47

______________________________________________________________________________________________________________________

8. Segment Information

     The Company has four reportable segments: Aerospace Fasteners and Components, Engineered Fasteners and Components, Specialty Materials and Alloys and Magnetic Products. The Aerospace Fasteners and Components segment consists of business units which produce precision fasteners and fastening systems and structural and other metal components for critical applications in the aerospace markets. The Engineered Fasteners and Components segment consists of business units which produce precision fasteners and fastening systems, structural and other metal components and consumable tools for critical applications in the automotive and industrial machinery markets. The Specialty Materials and Alloys segment produces specialty metals, superalloys and ceramic cores for aerospace, industrial gas turbine, medical and other general industrial applications. The Magnetic Products segment produces magnetic materials and products used in automotive, telecommunications, aerospace, reprographic, computer and advertising specialty applications.
	Three Months Ended September 30 2001 2000		Nine Months Ended September 30 2001 2000
Net sales:
Aerospace Fasteners and Components	$ 90,214	$ 73,345	$269,294	$224,851
Engineered Fasteners and Components	68,413	74,832	216,641	232,505
Specialty Materials and Alloys	46,163	30,473	131,469	95,241
Magnetic Products	27,034	33,892	92,962	104,678
Total net sales	$231,824	$212,542	$710,366	$657,275
Operating earnings:
Aerospace Fasteners and Components	$ 10,413	$ 9,250	$ 29,640	$ 23,475
Engineered Fasteners and Components	3,120	7,751	8,776	21,635
Specialty Materials and Alloys	5,820	3,954	18,849	12,784
Magnetic Products	743	3,752	4,511	11,073
Unallocated Corporate Costs	(2,670)	(2,860)	(8,720)	(8,620)
Total operating earnings	$ 17,426	$ 21,847	$ 53,056	$ 60,347

9. Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." This statement requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company will follow the requirements of this statement for all business acquisitions made after June 30, 2001.

____________________________________________________________________________________________________________________

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life no longer be amortized but be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 in the first quarter of 2002. Total amortization expense for goodwill and intangible assets deemed to have an indefinite life for full year 2001 is expected to be $5,000 on an after-tax basis, or $.37 per share. The Company is currently considering the other provisions of the new standard, including provisions for determining goodwill impairment and assessing the useful lives of other intangible assets.

     In June 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs be recognized when they are incurred and displayed as liabilities. This statement is effective for fiscal years beginning after June 15, 2002. The Company estimates that the impact of adopting this standard in the first quarter of 2003 will not be material.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 on the same topic and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. The Company estimates that the impact of adopting this standard in the first quarter of 2002 will not be material.

____________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     While the Company's sales increased over the corresponding periods in the prior year, operating earnings and net earnings decreased. The growth in sales and earnings of the Company's businesses serving the aerospace and industrial gas turbine markets and the accretive results of acquired businesses were offset by lower sales and earnings of businesses serving the automotive, industrial and electronics markets. In June 2001, the company announced plans to restructure and consolidate certain under-performing operations which, when completed, are expected to reduce annual wages, salares and fringe benefits approximately $13.0 million. In the first nine months of 2001, the Company completed two acquisitions which complement its existing businesses.

Net Sales

     Net sales increased $19.3 million, or 9.1 percent, in the third quarter of 2001 and $53.1 million, or 8.1 percent, for the nine month period ended September 30, 2001 compared to the same periods in 2000.

     The Company's Aerospace Fasteners and Components segment sales increased $16.9 million, or 23.0 percent, in the third quarter of 2001 and $44.4 million, or 19.8 percent, for the nine months ended September 30, 2001 compared to the same periods in 2000 due primarily to recently acquired businesses. Sales of products by companies acquired in 2000 and 2001 (primarily Avibank Mfg., Inc., DACAR S.A. and AAA Aircraft Supply Co., Inc.) increased Aerospace Fasteners and Components segment sales by $7.9 million in the third quarter and $34.7 million for the nine months ended September 30, 2001. This segment was experiencing strong end market demand in North America and Europe. This segment's incoming orders increased $12.6 million in the third quarter and $65.8 million for the nine months ended September 30, 2001. Despite the strong level of incoming orders, the Company does not expect the trend of increasing sales of the aerospace fastener and components segment to continue into 2002. The events of September 11, 2001 have negatively impacted the United States commercial airline industry. The Company is expecting a downturn in the commercial aerospace industry due to reduced flight schedules announced by the major airlines and production cuts announced by major aircraft and jet engine manufacturers.

     Sales of a recently acquired business (M. Argüeso & Co., Inc. on April 5, 2001) increased Specialty Materials and Alloys segment sales by $5.3 million in the third quarter and $10.4 million in the nine month period of 2001. Excluding the sales of this recently acquired business, this segment's sales increased $10.4 million, or 34.2 percent, in the third quarter of 2001 and $25.9 million, or 27.2 percent, for the nine months ended September 30, 2001 compared to the same periods in 2000. These higher sales are primarily the result of strong demand for proprietary alloys from the industrial gas and aerospace turbine markets. On March 29, 2001, the Company announced its intent to purchase a vacuum induction melting furnace to expand production capacity at its Cannon-Muskegon subsidiary. The new furnace is expected to be delivered in December of 2001 and when fully operational is expected to add five million pounds of vacuum melt capacity, an increase of 56 percent. The capacity expansion was in response to the recent growth in the industrial gas and aerospace turbine markets in North America, Europe and Asia, as well as expanding applications for the Company's proprietary superalloys, which are sold to those markets. Despite the Company's expectations of lower aerospace component production in 2002 due to weakening market conditions, the Company will complete its expansion program to meet the anticipated long-term demand for this segment's products and improve manufacturing efficiencies.

____________________________________________________________________________________________________________________

     The Company's Engineered Fasteners and Components segment sales decreased $6.4 million, or 8.6 percent, in the third quarter of 2001 and $15.9 million, or 6.8 percent, for the nine months ended September 30, 2001 compared to the same periods in 2000. The Magnetic Products segment sales decreased $6.9 million, or 20.2 percent, in the third quarter and $11.7 million, or 11.2 percent, for the nine months ended September 30, 2001, compared to the same periods in 2000. These decreases are the result of lower demand from the automotive, truck, general industrial and electronic markets. Incoming orders for these segments decreased $25.1 million for the third quarter and $50.1 million for the nine months ended September 30, 2001. Due to the weakness in incoming orders, the Company expects the trend of lower sales compared to the prior year to continue in the fourth quarter of 2001 and into 2002.

Operating Earnings
	Three Months Ended September 30 2001 2000		Nine Months Ended September 30 2001 2000
Operating earnings before nonrecurring charges and wind-down losses:
Aerospace Fasteners and Components	$ 10,943	$ 9,250	$ 33,852	$ 28,050
Engineered Fasteners and Components	3,352	7,751	14,327	21,635
Specialty Materials and Alloys	5,820	3,954	19,419	12,784
Magnetic Products	673	3,752	6,018	11,073
Unallocated Corporate Costs	(2,670)	(2,860)	(8,720)	(8,620)
	18,118	21,847	64,896	64,922
Nonrecurring charges and wind-down losses	(692)	-	(11,840)	(4,575)
Total operating earnings	$ 17,426	$ 21,847	$ 53,056	$ 60,347

________________________________________________________________________________________________________________

     Operating earnings of the Company decreased $4.4 million, or 20.2 percent, in the third quarter of 2001 and $7.3 million, or 12.1 percent, for the nine month period ended September 30, 2001 compared to the same periods in 2000. Operating earnings in 2001 include an $11.8 million charge for the cost to restructure and consolidate certain under-performing operations as described below in the section entitled "Summary of the Restructure Actions". Operating earnings were reduced by $4.6 million for the nine months ended September 30, 2000 due to the amortization of the inventory step-up that resulted from the acquisition of Avibank. This 2000 non-recurring charge, which related to purchase accounting for the acquisition of Avibank on March 14, 2000, reduced net income for the nine months ended September 30, 2000, by $3.0 million, or $0.23 per share.

     Excluding the non-recurring charges noted above, the operating earnings of the Company decreased from $21.8 million, or 10.3 percent of sales, for the third quarter of 2000 to $18.1 million, or 7.8 percent of sales, for the third quarter of 2001. Operating earnings for the nine month period ended September 30, 2001 of $64.9 million is consistent with the prior year period; however, operating earnings as a percent of sales decreased from 9.9 percent in 2000 to 9.1 percent in 2001. While operating profit margins decreased in all segments for the third quarter of 2001 compared to 2000, the margin decline was most severe in the Engineered Fasteners and Components segment and Magnetic Products segment. Consistent with the trend in sales volume, the operating profit margins for the nine month period have improved in the Aerospace Fasteners and Components segment and Specialty Materials and Alloys segment while the operating profit margins have decreased in the Engineered Fasteners and Components segment and Magnetic Products segment.

     Operating earnings of the Aerospace Fasteners and Components segment increased $1.7 million, or 18.3 percent, in the third quarter of 2001 and $5.8 million, or 20.7 percent for the nine months ended September 30, 2001. Operating earnings by businesses acquired in 2000 and 2001 (primarily Avibank, DACAR and AAA Aircraft Supply) increased this segment's operating earnings by $1.5 million in the third quarter of 2001 and $6.6 million for the nine months ended September 30, 2001. Difficulties in ramping up production at certain aerospace plants after the significant drop in production in 2000 have negatively impacted aerospace margins. With the anticipated lower volume of sales noted above, this segment's management will concentrate on cost containment and productivity opportunities in seeking to maintain operating profit margins.

     The operating earnings of the Specialty Materials and Alloys segment increased from $12.8 million, or 13.4 percent of sales, for the first nine months of 2000 to $19.4 million, or 14.8 percent of sales for the first nine months of 2001. This increase in earnings is due primarily to the increase in sales discussed above.

________________________________________________________________________________________________________________

     The operating earnings of the Engineered Fasteners and Components segment decreased from $21.6 million, or 9.3 percent of sales, for the nine months ended September 30, 2000 to $14.3 million, or 6.6 percent of sales, for the nine months ended September 30, 2001. Lower earnings are due primarily to the decrease in sales discussed above. The 2000 operating earnings of this segment include two non-recurring items. On March 31, 2000 the Company sold its Coventry, England facility for $2.5 million, resulting in a gain of $0.9 million. The operating earnings for the nine months ended September 30, 2000, also include approximately $0.9 million for the cost of employee separations at certain manufacturing plants in England and Ireland. All costs were expended prior to December 31, 2000.

     Operating earnings of the Magnetic Products segment decreased from $11.1 million, or 10.6 percent of sales, for the nine months ended September 30, 2000 to $6.0 million, or 6.5 percent of sales, for the nine months ended September 30, 2001. This decrease is primarily the result of lower sales of this segment's higher margin products for telecommunications and computer applications in the electronics markets. Partially offsetting the decrease in operating profit is the improved operating performance by the Company's magnetic wound core manufacturing operation in Adelanto, California. This operation is at approximately a breakeven point in 2001 compared to an operating loss of approximately $1.5 million in the first nine months of 2000.

Summary of the Restructure Actions

     As discussed in note 3 to the financial statements, the Company announced plans in June 2001 to restructure and consolidate certain under-performing operations. As a result of these actions, the Company recorded a pretax charge in the second quarter of 2001 of approximately $10.6 million ($7.0 million on an after-tax basis or $0.53 per share) related to headcount reductions, costs to exit the facilities to be closed and writedowns of inventory and other assets associated with the affected product lines. In addition, the Company will incur losses during the wind-down period at the facilities that will be closed and will incur start-up and training costs at those plants where product lines have been transferred. These losses and expenses will be recognized as incurred and will be approximately $3.9 million ($2.5 million on an after-tax basis or $0.19 per share). The Company expects that these actions will be substantially completed by the end of the year. Once completed, this plan is expected to reduce employment by approximately 350 people and reduce annual wages, salaries and fringe benefits by approximately $13.0 million.

     The $10.6 million restructure charge included $1.5 million for the writedown of inventory, $1.8 million for the writedown of other assets associated with the affected product lines and $7.3 million for the accrual of other related costs. The components of the accrued cost and the amount of cost actually incurred to date are detailed as follows:

_______________________________________________________________________________________________________________________
	Total Accrual	Incurred	Balance at September 30, 2001
Employee separations	5,300	2,400	2,900
Lease termination cost	900	0	900
Other cost	1,100	200	900
Totals	$ 7,300	$2,600	$4,700

     As of September 30, 2001, employment has been reduced by approximately 125 people due to the restructuring plan. As of September 30, 2001 the Company has incurred $1.2 million of the $3.9 million estimated to be expensed as incurred. These costs incurred included $1.0 million for losses during the wind-down period and $200 thousand for cost to relocate equipment.

     In the Aerospace Fasteners and Components segment, the Company's facility in Las Vegas, Nevada was closed. Certain production is being relocated to existing facilities in Montreal, Canada; Salt Lake City, Utah; and Nashville, Tennessee while other production was discontinued.

     In the Engineered Fasteners and Components segment, the Company's facility in Smethwick, England, which manufactures pushrods for gasoline and diesel engines, will be closed and this product line will be relocated to the Company's facility in Shannon, Ireland. As of September 30, 2001 certain equipment has been relocated to Shannon, Ireland and completion of the transfer is planned for the fourth quarter of 2001. The Company's automotive fastener plants in Waterford, Michigan and Cleveland, Ohio will be further integrated and consolidated. The Company's precision tool business, which has grown through acquisitions, also will further integrate product lines and streamline management. As of September 30, 2001, these plant and product line integrations are proceeding and are expected to be completed in the fourth quarter of 2001.

     In the Specialty Materials and Alloys segment, certain unprofitable high pressure ceramic core product lines will be phased out.

____________________________________________________________________________________________________________

     In the Magnetic Products segment, the Company's hard ferrite manufacturing facility in Sevierville, Tennessee will be closed and production of hard ferrite magnets will be transferred to an Asian third party supplier under an exclusive manufacturing and distribution agreement. As of September 30, 2001, the Asian third party supplier has been qualified by a majority of the customers involved and production at the Tennessee plant is scheduled to be discontinued in the fourth quarter of 2001.

Other Income and Expense

     Due to lower levels of debt, interest expense decreased by $0.3 million in the third quarter and first nine months of 2001 compared to the same periods in 2000. In 2000, the Company sold excess land in Brazil and realized a gain of approximately $570 thousand. This gain is included in the "Other, net" line of the Statement of Consolidated Operations for the nine months ended September 30, 2000.

Orders and Backlog

     Incoming orders for the third quarter of 2001 were $215.8 million compared to $218.0 million for the third quarter of 2000, a 1.0 percent decrease. Incoming orders for the nine months ended September 30, 2001 were $724.7 million compared to $678.4 million for the same period in 2000, a 6.8 percent increase. Orders received by companies acquired in 2000 and 2001 (primarily Avibank, DACAR, AAA Aircraft Supply and Argüeso) increased total Company orders by $11.1 million in the third quarter and $41.2 million for the nine months ended September 30, 2001. Excluding acquisitions, incoming orders for the Specialty Materials and Alloys segment increased $5.9 million for the third quarter and $20.8 million for the nine months ended September 30, 2001. The backlog of orders, which represent firm orders with delivery scheduled within 12 months, at September 30, 2001 was $340.0 million, compared to $290.6 million on the same day a year ago and $294.2 million at December 31, 2000.

Acquisitions

     As discussed in Note 4 to the financial statements, the Company acquired all of the outstanding stock of M. Argüeso & Co., Inc. (Argüeso) based in Mamaroneck, New York for approximately $19,700 on April 5,2001. Argüeso is a manufacturer and distributor of wax blends for use in the investment casting industry. Argüeso's products are used in a variety of investment casting applications in industries such as aerospace, power generation and medical. Argüeso's sales for the twelve months ended December 31, 2000 were approximately $21.0 million. This acquisition advances the Company's strategy of expanding the breadth of its product offerings and technical support to the investment casting industry.

_________________________________________________________________________________________________________________________

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

     Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the Condensed Statements of Consolidated Cash Flows. For the nine months ended September 30, 2001, net cash provided by operating activities decreased by $5.6 million compared to the first nine months of 2000. This decrease in net cash provided by operations is due primarily to the decrease in net earnings ($6.2 million), an increase in employer contributions to defined benefit pension plans ($5.7 million) net of a reduction in cash used to fund working capital ($6.9 million).

     The decrease in cash used in investing activities is due to the cash payment in March 2000 for the acquisition of Avibank ($112.3 million). Cash payments in 2001 for acquisitions were primarily for AAA Aircraft Supply ($6.6 million) and Argüeso ($9.1 million). The Company spent $30.7 million for capital expenditures in the first nine months of 2001 and is forecasting approximately $39.0 million for the full year of 2001, an increase of $0.7 million from the 2001 budgeted amount reported on Form 10-K for the year ended December 31, 2000.

     The Company's total debt to equity ratio was 72 percent at September 30, 2001, compared to 75 percent at December 31, 2000. Total debt was $269.7 million at September 30, 2001 and $258.2 million at December 31, 2000. As of September 30, 2001, under the terms of its existing credit agreements, the Company is permitted to incur an additional $186.8 million in debt.

________________________________________________________________________________________________________________

Forward-Looking Statements

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. Statements such as the Company's expectations that the trend of increasing sales by the Aerospace Fastener and Components segment will not continue into 2002, the downturn of the commercial aerospace industry, delivery of the new vacuum induction melting furnace in December 2001 and its installation resulting in an additional five million pounds of capacity, the anticipated long-term demand for the Company's Specialty Materials and Alloys segment's products, the trend of lower sales of engineered fasteners and components and magnetic products continuing throughout 2001 and into 2002, operating performance benefits of the 2001 restructuring plan, losses and expenses of approximately $3.9 million as a result of the restructure actions, completion of the restructure plan by the end of the year, the Company's expectation to reduce employment by approximately 350 people and reduce annual wages, salaries and fringe benefits by approximately $13.0 million and future benefits from operational synergies with newly acquired companies are "forward-looking" statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, fluctuations in raw material prices, customer satisfaction and qualification issues, labor disputes, terrorist activities, worldwide political and economic stability, successful execution of the restructuring plan on a timely basis and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

______________________________________________________________________________________________________________

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

     A description of the Company's financial instruments is provided in Notes 1 and 15 to the financial statements on Form 10-K for the year ended December 31, 2000. Assuming an instantaneous 10 percent strengthening of the United States dollar versus foreign currencies for which forward exchange contracts and currency rate swap agreements existed and a 10 percent change in the interest rate on the Company's variable rate debt had all occurred on September 30, 2001, the Company's results of operations, cash flow and financial position would not have been materially affected.

________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
NONE.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

____________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SPS TECHNOLOGIES, INC.
                                  (Registrant)

Date: November 7, 2001            /s/William M. Shockley
                                  Vice President,
                                  Chief Financial Officer

Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.