Form 10-K
period 2001-12-31
SPS TECHNOLOGIES INC
filed 2002-03-28
CIK 93444

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

For the fiscal year ended December 31, 2001       Commission file number 1-4416
--------------------------------------------------------------------------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO
                                                  -----   -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
                            -----

   The aggregate market value of the voting stock held by non-affiliates of the registrant at March 12, 2002, was approximately $581,439,000.

   The number of shares of registrant's common stock outstanding on March 12, 2002 was 13,141,233.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Exhibit 13, which contains portions of the 2001 Annual Report to Shareholders of the registrant is incorporated by reference in Parts I, II and IV of this Report. Portions of the Definitive Proxy Statement of registrant, if filed with the Securities and Exchange Commission within 120 days after December 31, 2001, are incorporated by reference in Part III of this report. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the Securities and Exchange Commission.

================================================================================

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART I

Item 1. BUSINESS

   SPS Technologies, Inc. and subsidiaries (the "Company") was incorporated in Pennsylvania in 1903. The Company is engaged in the design, manufacture and marketing of fasteners, specialty metals, magnetic products, aerospace structures and precision tools. The Company is multinational in operation. In addition to 25 manufacturing facilities in the United States, it operates 19 manufacturing facilities in eight different countries: England, Ireland, Canada, Brazil, Australia, China, Italy and France. Marketing operations are carried on by subsidiaries in four other countries.

   Although the Company's sales increased in 2001 compared to 2000, operating earnings and net earnings decreased. The growth in sales and earnings of the Company's businesses serving the aerospace and industrial gas turbine markets and the accretive results of acquired businesses were offset by lower sales and earnings of businesses serving the automotive, industrial and electronics markets. In 2001, the company announced plans to eliminate, consolidate and restructure certain under-performing operations which, when completed, are expected to provide meaningful reductions to the Company's cost structure and re-size the Company to respond to the expected changes in its end market demand. During 2001, the Company completed three acquisitions which complement its existing businesses. Additional information regarding the general development of business operations in 2001 is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   The Company is organized into four reportable segments for financial reporting purposes. The four reportable segments are: Aerospace Fasteners and Components, Engineered Fasteners and Components, Specialty Materials and Alloys, and Magnetic Products. The Aerospace Fasteners and Components segment produces fasteners and structural assemblies for the aerospace market. Principal aerospace fastener products are SPS(R) aerospace fasteners, MULTIPHASE(R) alloy fasteners, FLEXLOC(R) all-metal locknuts and GREER STOP NUT(R) locknuts. Principal structural assemblies products are precision machined components, sheet metal fabrications and avionics assemblies. The Engineered Fasteners and Components segment produces fasteners for the automotive and industrial machinery markets and precision consumable tools used for metal forming and cutting. Principal engineered fastener products are fasteners and precision components for gasoline and diesel engines, other critical and non-critical automotive applications and off-highway equipment, UNBRAKO(R) brand socket screws, hex keys and dowel pins. Principal tooling products are HI-LIFE(R) thread roll dies and other metalworking tools. The Specialty Materials and Alloys (SM&A) segment produces specialty metals, superalloys and waxes and provides melting services for the manufacture of components for aerospace, industrial gas turbine, medical and general engineering applications. Principal SM&A products are air and vacuum-melted iron, cobalt, and nickel-based superalloys, including CMSX(R) single-crystal alloys. The Magnetic Products segment produces magnetic materials and products for the automotive, aerospace, reprographic, computer security and advertising specialty markets. Principal magnetic products are metallic and ceramic permanent magnets, wound and pressed powder magnetic components, bonded magnets, magnetic components and assemblies and magnetic ultra-thin foil and strip products.

   The Company sells directly to original equipment manufacturers and industrial, commercial and governmental users, and also sells through independent stocking distributors and dealers. There were no changes in the methods of distribution during 2001.

   The principal sources of raw materials include major and specialty steel producers, and non-ferrous metal producers, converters and distributors. The Company anticipates it will have no significant problem with respect to sources or availability of the raw materials essential to the conduct of its business.

   The Company owns and licenses certain trademarks and patents that it considers to be of importance to its four segments. The principal trademarks of the Company include ARNOLD(R), AVIBANK(R), CANNON-MUSKEGON(R), CMSX(R), FLEXLOC(R), FLEXMAG(R), GREER STOP NUT(R), HI-LIFE(R), HOWELL PENNCRAFT(R), MP35N(R), MP159(R), MULTIPHASE(R), NSS(R), PLASTIFORM(R), SPS(R), SPS TECHNOLOGIES(R), U130(R), and UNBRAKO(R). The trademarks have been registered in the United States and certain foreign countries. Generally, trademark registrations are valid so long as the trademarks registered are used and renewal of the registration is timely made. United States and foreign patents of the Company expire at various times. Patents covering the CMSX-4(R), CMSX-10K(R), CMSX-10N(R), CM 186 LC(R) and CM 247 LC(R) superalloys are of particular importance in protecting the proprietary superalloy technology of the Company's subsidiary, Cannon-Muskegon Corporation. However, the Company does not believe that its business as a whole is dependent on any one or more patents or trademarks or on patent or trademark protection generally.

   No material portion of the Company's business in any segment is seasonal.

   No material part of the Company's business is dependent upon a single customer. In 2001, the five largest customers accounted for 18% of the Company's reported consolidated sales.

   The backlog of orders by segment at December 31, which represents firm orders with scheduled delivery within the next twelve months, was as follows (in thousands of dollars):
                                                            2001      2000
                                                        --------    --------
  Aerospace Fasteners and Components .................  $189,320    $157,215
  Engineered Fasteners and Components ................    71,650      75,911
  Specialty Materials and Alloys .....................    15,512      28,073
  Magnetic Products ..................................    22,654      32,970
                                                        --------    --------
  Total ..............................................  $299,136    $294,169
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

   Total expenditures during 2001, 2000 and 1999 for Company-sponsored research and development were $8.4 million, $7.3 million and $6.3 million, respectively. In 2001, approximately 57% of the expenditures were for the Company's Aerospace Fasteners and Components segment.

   Capital expenditures for property, plant and equipment are planned at $20.0 million in 2002, excluding capital spending for any businesses that may be acquired in 2002.

   There were approximately 3,320 persons employed in the Aerospace Fasteners and Components segment, 1,899 persons employed in the Engineered Fasteners and Components segment, 407 persons employed in the Specialty Materials and Alloys segment, and 750 persons employed in the Magnetic Products segment at December 31, 2001.

   Additional narrative information and the financial information concerning industry segments and the foreign and domestic operations are included in Note 21 to the Company's Consolidated Financial Statements on pages 30 through 32 in the 2001 Annual Report to Shareholders. Exhibit 13.1 contains the information and is incorporated herein by reference.

Item 2. PROPERTIES

   The Company owns or leases the manufacturing properties described below. All properties are in good condition.

Location
      Owned                                                 Square Feet
      -----                                                 -----------
      Jenkintown, Pennsylvania .........................    663,000(a)
      Leicester,England ................................    109,000(a)
      Salt Lake City, Utah .............................    104,000(a)
      Mansfield,England ................................     55,000(a)
      Auxerre, France ..................................     45,600(a)
      Cleveland, Ohio ..................................    365,000(b)
      Sorocaba, Brazil  ................................    339,000(b)
      Smethwick, England ...............................    137,000(b)
      Waterford, Michigan ..............................    114,000(b)
      Melbourne, Australia .............................     44,000(b)
      Nuneaton, England ................................      9,400(b)
      Transfer, Pennsylvania ...........................    252,900(c)
      Muskegon, Michigan ...............................    135,000(c)
      Mamaroneck, New York .............................     29,400(c)
      Tempe, Arizona ...................................     17,000(c)
      Marengo, Illinois ................................    356,000(d)
      Norfolk, Nebraska ................................    112,000(d)
      Marietta, Ohio ...................................     86,600(d)
      Sevierville, Tennessee ...........................     65,000(d)
      Adelanto, California .............................     45,000(d)
      Derbyshire, England ..............................     44,000(d)
      Ogallala, Nebraska ...............................     22,000(d)

      Leased                                       Lease Expires   Square Feet
      ------                                       -------------   -----------
      Nottinghamshire, England ................              (e)    142,500(a)
      North Hollywood, California .............              (f)    129,000(a)
      Nashville, Tennessee ....................              (g)     99,000(a)
      Burbank, California .....................              (h)     91,700(a)
      Santa Ana, California ...................              (i)     82,000(a)
      Auxerre, France .........................              (j)     39,300(a)
      Pointe-Claire, Quebec, Canada ...........              (k)     39,150(a)
      Leicester, England ......................              (l)     38,000(a)
      Nottingham, England .....................              (m)     18,300(a)
      Shannon, Ireland ........................        (n)(o)(p)    232,000(b)
      Shannon, Ireland ........................           (q)(r)     64,000(b)
      Gadsden, Alabama ........................              (s)    130,000(b)
      Plymouth, Michigan ......................              (t)    115,000(b)
      Milan, Italy                                           (u)     76,200(b)
      Coventry, England .......................              (v)     70,000(b)
      Valencia, California ....................              (w)     67,700(b)
      Canton, Michigan ........................              (x)     50,800(b)
      Howell, Michigan ........................              (y)     44,000(b)
      Rosemead, CA ............................              (z)     34,100(c)
      Rochester, New York .....................             (aa)     70,000(d)
      Shenzhen, China .........................             (bb)     80,000(d)
      Rochester, England ......................             (cc)     12,000(d)

----------
     (a)  Aerospace Fasteners and Components segment.
     (b)  Engineered Fasteners and Components segment.
     (c)  Specialty Materials and Alloys segment.
     (d)  Magnetic Products segment.
     (e)  Lease for 142,500 square feet expires December 21, 2015.
     (f)  Lease for 129,000 square feet expires March 31, 2010.
     (g)  Lease for 99,000 square feet expires August 14, 2002.
     (h)  Lease for 91,700 square feet expires March 31, 2004.
     (i)  Lease for 82,000 square feet expires June 30, 2009.
     (j)  Lease for 39,300 square feet expires February 28, 2004.
     (k)  Lease for 39,150 square feet expires October 31, 2002.
     (l)  Lease for 38,000 square feet expires January 12, 2012.
     (m) Leases for 18,300 square feet with various expirations. Primary lease expires December 21, 2015.
     (n)  Lease for 100,000 square feet expires November 13, 2010.
     (o)  Lease for 75,000 square feet expires November 15, 2010.
     (p)  Lease for 57,000 square feet expires April 1, 2004.
     (q)  Lease for 48,000 square feet expires January 1, 2112.
     (r)  Lease for 16,000 square feet expires December 31, 2023.
     (s)  Leases for 130,000 square feet expires June 30, 2009.
     (t) Leases for 115,000 square feet with various expirations. Primary lease expires June 30, 2009.
     (u)  Lease for 76,200 square feet expires December 31, 2005.
     (v)  Lease for 70,000 square feet expires March 31, 2003.
     (w) Leases for 67,700 square feet with various expirations. Primary lease expires February 28, 2010.
     (x)  Lease for 50,800 square feet expires June 30, 2009.
     (y)  Lease for 44,000 square feet expires June 30, 2003.
     (z) Leases for 34,100 square feet with various expirations. Primary lease expires October 31, 2008.
     (aa) Lease for 70,000 square feel expires October 31, 2006.
     (bb) Lease for 80,000 square feet expires August 31, 2011.
     (cc) Lease for 12,000 square feet expires June 24, 2007.

   Industrial Development Revenue Bonds were issued to finance the acquisition and improvement of the Salt Lake City, Utah manufacturing facility. These bonds are collateralized by a first mortgage on the facility and a bank letter of credit.

Item 3. LEGAL PROCEEDINGS

   A discussion of legal proceedings is included in Note 11 to the Company's Consolidated Financial Statements on pages 19 and 20 in the 2001 Annual Report to Shareholders. Exhibit 13.1 contains the information and is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the fourth quarter of 2001, through the solicitations of proxies or otherwise.

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

Name                   Experience and Position Held                                                                           Age
----                   ----------------------------                                                                           ---
Charles W. Grigg       Chairman and Chief Executive Officer since October 1999. Previously, Chairman, Chief                    62
                       Executive Officer and President since April 1997. Previously, Chairman and Chief
                       Executive Officer since December 1993.

John S. Thompson       President and Chief Operating Officer since October 1999. Previously, President and                     54
                       Chief Executive of BTR, Inc. since 1993.

William M. Shockley    Vice President, Chief Financial Officer since October 1998. Previously, Vice President,                 40
                       Chief Financial Officer and Controller since July 1995.

Thomas S. Cross        Vice President, Human Resources since June 1999. Previously, Vice President, Human                      50
                       Resources, North American Aerospace Fasteners since January 1998. Previously, Human
                       Resource Manager, North American Aerospace Fasteners since January 1994.

James D. Dee           Vice President, General Counsel and Secretary since April 1997. Previously, Vice                        44
                       President, Environmental and Legal Affairs since February 1996.

Thomas W. McDonnell    Controller since February 2000. Previously, Director of Middle Market Advisory Services,                41
                       PricewaterhouseCoopers LLP since July 1997. Previously, Audit Manager,
                       PricewaterhouseCoopers LLP since July 1988.

Margaret B. Zminda     Treasurer, Assistant Secretary and Director, Investor Relations since February 2000.                    43
                       Previously, Controller since October 1998. Previously, Aerospace Fasteners Controller
                       since September 1993.

                                    PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

   Information regarding the principal markets on which SPS Technologies' common stock is traded, the high and low sales price for the stock on the New York Stock Exchange for each quarterly period during the past 2 years, and the approximate number of holders of common stock at March 8, 2002 is included under the caption entitled "Common Stock Information" on page 34 in the 2001 Annual Report to Shareholders. Exhibit 13.4 contains this information and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

   A summary of selected financial data for SPS Technologies for the years and year-ends specified is included under the caption entitled "Selected Financial Data" on page 34 in the 2001 Annual Report to Shareholders. Exhibit 13.3 contains this information and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Information regarding SPS Technologies' financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 35 through 47 in the 2001 Annual Report to Shareholders. Exhibit 13.5 contains this information and is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's quantitative and qualitative information about market risk is included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 35 through 47 in the 2001 Annual Report to Shareholders. Exhibit 13.5 contains this information and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements for SPS Technologies and the required supplementary data "Summary of Quarterly Results" are included on pages 6 through 34 in the 2001 Annual Report to Shareholders. Exhibits 13.1 and 13.2 contain this information and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) Identification of directors:

     Information regarding directors is incorporated by reference to the Definitive Proxy Statement, Election of Directors, if filed with the Securities and Exchange Commission (SEC) within 120 days after December 31, 2001. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

   (b) Identification of executive officers:

     Information regarding executive officers is contained in Part I of this report (page 5).

Item 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation is incorporated by reference to the Definitive Proxy Statement, Executive Compensation and Board Meetings, Committees and Compensation of Directors, if filed with the SEC within 120 days after December 31, 2001. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Definitive Proxy Statement, Ownership of Voting Securities, if filed with the SEC within 120 days after December 31, 2001. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain relationships and related transactions is incorporated by reference to the Definitive Proxy Statement, Certain Relationships and Related Transactions, if filed with the SEC within 120 days after December 31, 2001. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

                                    PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this Report:

            1. The Consolidated Financial Statements and related Notes to
               Consolidated Financial Statements are set forth on pages 6 through 33 of the 2001 Annual Report to Shareholders. Exhibit
               13.1 contains this information and is incorporated by reference. The Report of Independent Accountants, which covers the financial statement schedule, appears on page 11 of this report.

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

           10k SPS Technologies, Inc. Supplemental Executive Retirement Plan, as amended and restated effective July 31, 2001(submitted electronically herewith).

           10l Employment Agreement between SPS Technologies, Inc. and Charles
               W. Grigg, Chairman and Chief Executive Officer, effective December 1, 1993. Exhibit 10l to the Annual Report on Form 10-K for the period ended December 31, 1993, is hereby incorporated by reference. Amendment 1 to the Employment Agreement (submitted electronically herewith).

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

           10t SPS Technologies, Inc. Restricted Stock Award Plan for
               Officers, Directors and Non-Officer Employees, effective February 10, 2000. Exhibit 10t to the Annual Report on Form 10-k for the year ended December 31, 2000, is hereby incorporated by reference.

          13.1 2001 Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Accountants.

          13.2 Summary of Quarterly Results for 2001 and 2000.

          13.3 Selected Financial Data for 1997 through 2001.

          13.4 Common Stock Information for 2001 and 2000.

          13.5 2001 Management's Discussion and Analysis of Financial Condition and Results of Operations.

           21  Subsidiaries of the Registrant.

           23  Consent of Independent Accountants.

(b) Reports on Form 8-K filed during the last quarter of 2001:

   None.

                                   SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPS TECHNOLOGIES, INC.
                                          --------------------------------------
                                          (Registrant)


                                          /s/ William M. Shockley
                                          --------------------------------------
                                          William M. Shockley
                                          Vice President,
                                          Chief Financial Officer

Date: March 14, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                          Title                    Date
           ---------              ----------------------------    --------------
  /s/ CHARLES W. GRIGG   Chairman, Chief Executive Officer        March 14, 2002
  --------------------     Director (Principal Executive
    Charles W. Grigg       Officer)


  /s/ JOHN S. THOMPSON   President, Chief Operating Officer       March 14, 2002
  --------------------     and Director
    John S. Thompson

/s/ WILLIAM M. SHOCKLE   Vice President, Chief Financial Officer  March 14, 2002
----------------------     (Principal Financial Officer)
  William M. Shockley

 /s/ JAMES F. O'CONNOR   Director                                 March 14, 2002
 ---------------------
   James F. O'Connor

 /s/ ERIC M. RUTTENBER   Director                                 March 14, 2002
 ---------------------
   Eric M. Ruttenberg

 /s/ HARRY J. WILKINSON  Director                                 March 14, 2002
 ----------------------
     Harry J. Wilkinson

    /s/ JAMES W. ZUG     Director                                 March 14, 2002
    ----------------
      James W. Zug

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
SPS Technologies, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 13, 2002 appearing in the 2001 Annual Report to Shareholders of SPS Technologies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
February 13, 2002

                                                                    SCHEDULE II

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2001, 2000 and 1999
                             (Thousands of dollars)


                                                                               Additions      Additions
                                                                                charged        charged
                                                                              (deductions    (deductions
                                                                Balance at     credited)      credited)                  Balance at
                                                                beginning    to costs and      to other                    end of
                       Description                               of year       expenses        accounts     Deductions      year
                       -----------                              ----------   ------------    -----------    ----------   ----------
Year ended December 31, 2001:
                                                                                               $   (42)(b)
   Allowance for doubtful accounts..........................     $ 3,815        $ 1,281        $   551 (c)    $(725)(a)    $4,880
                                                                 =======        =======        =======        =====        ======
   Deferred income tax valuation
    allowance...............................................     $ 8,407        $   (68)       $  (250)(b)    $            $8,089
                                                                 =======        =======        =======        =====        ======
Year ended December 31, 2000:
                                                                                               $   (91)(b)
   Allowance for doubtful accounts..........................     $ 3,363        $   159            852 (c)    $(468)(a)    $3,815
                                                                 =======        =======        =======        =====        ======
   Deferred income tax valuation
    allowance...............................................     $ 8,876        $  (141)       $  (328)(b)    $            $8,407
                                                                 =======        =======        =======        =====        ======
Year ended December 31, 1999:
                                                                                               $   (84)(b)
   Allowance for doubtful accounts..........................     $ 2,960        $   459            517 (c)    $(489)(a)    $3,363
                                                                 =======        =======        =======        =====        ======
   Deferred income tax valuation                                                                (1,202)(b)
     allowance..............................................     $11,782        $(1,449)       $  (255)(d)    $            $8,876
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

10k SPS Technologies, Inc. Supplemental Executive Retirement Plan, as amended and restated effective July 31, 2001 (submitted electronically herewith).

10l Employment Agreement between SPS Technologies, Inc. and Charles W. Grigg, Chairman and Chief Executive Officer, effective December 1, 1993. Exhibit 10l to the Annual Report on Form 10-K for the period ended December 31, 1993, is hereby incorporated by reference. Amendment 1 to the Employment Agreement (submitted electronically herewith).

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

10t SPS Technologies, Inc. Restricted Stock Award Plan for Officers, Directors and Non-Officer Employees, effective February 10, 2000. Exhibit 10t to the Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated by reference.

13.1 2001 Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Accountants.

13.2  Summary of Quarterly Results for 2001 and 2000.

13.3  Selected Financial Data for 1997 through 2001.

13.4  Common Stock Information for 2001 and 2000.

13.5 2001 Management's Discussion and Analysis of Financial Condition and Results of Operations.

21    Subsidiaries of the Registrant.

23    Consent of Independent Accountants.