Form 10-Q
period 2002-03-31
SPS TECHNOLOGIES INC
filed 2002-05-13
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Registrant's Common Stock outstanding on May 6, 2002 was 13,154,951.

____________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX
Part I. Financial Information	Page
Item 1. Financial Statements
Statements of Consolidated Operations - Three Months Ended March 31, 2002 and 2001 (Unaudited)	3
Consolidated Balance Sheets - March 31, 2002 (Unaudited) and December 31, 2001	4-5
Condensed Statements of Consolidated Cash Flows - Three Months Ended March 31, 2002 and 2001 (Unaudited)	6
Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2002 and 2001 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements	8-15
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	25

________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited-Thousands of dollars, except share data)

	Three Months Ended March 31
	2002	2001
Net sales	$208,053	$239,156
Cost of goods sold	172,654	189,452
Gross profit	35,399	49,704
Selling, general and administrative expense	26,564	27,290
Operating earnings	8,835	22,414
Other income (expense):
Interest income	220	279
Interest expense	(4,612)	(5,111)
Other, net	(153)	(42)
Earnings before income taxes	4,290	17,540
Provision for income taxes	1,200	5,720
Net earnings	$ 3,090	$ 11,820
Earnings per common share
Basic	$ 0.24	$ 0.92
Diluted	$ 0.23	$ 0.90

             See accompanying notes to condensed consolidated financial statements.

_______________________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - Thousands of dollars)
	March 31,	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$ 48,419	$ 59,948
Accounts and notes receivable, less allowance for doubtful receivables of $4,772 (2001 - $4,880)	132,709	129,663
Inventories	171,765	175,151
Deferred income taxes	20,812	20,170
Prepaid expenses and other	7,904	8,346
Total current assets	381,609	393,278
Property, plant and equipment, net of accumulated depreciation of $173,092 (2001 - $167,976)	225,523	226,060
Intangible assets, net of amortization	3,196	3,342
Goodwill	206,090	206,572
Other assets	22,185	21,527
Total assets	$ 838,603	$ 850,779

See accompanying notes to condensed consolidated financial statements.

________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - Thousands of dollars, except share data)

	March 31,	December 31,
	2002	2001
Liabilities and shareholders' equity
Current liabilities
Notes payable and current portion of long-term debt	$ 16,105	$ 20,096
Accounts payable	72,042	77,735
Accrued expenses	65,777	71,526
Income taxes payable	880	605
Total current liabilities	154,804	169,962
Deferred income taxes	26,807	26,370
Long-term debt	242,567	243,078
Retirement obligations and other long-term liabilities	58,581	58,684
Commitments and contingencies (note 8)
Shareholders' equity
Preferred stock, par value $1 per share, authorized 400,000 shares, issued none
Common stock, par value $0.50 per share, authorized 60,000,000 shares, issued 14,452,127 shares (14,396,924 shares in 2001)	7,226	7,198
Additional paid-in capital	127,140	125,949
Common stock in treasury, at cost, 1,309,322 shares (1,286,374 shares in 2001)	(26,366)	(25,433)
Retained earnings	298,220	295,130
Accumulated other comprehensive income (loss)
Minimum pension liability	(16,212)	(16,212)
Cumulative translation adjustments	(32,305)	(31,770)
Fair value of derivative adjustments	(1,859)	(2,177)
Total shareholders' equity	355,844	352,685
Total liabilities and shareholders' equity	$ 838,603	$ 850,779
See accompanying notes to condensed consolidated financial statements.

________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited-Thousands of dollars)
	Three Months Ended
	March 31, 2002 2001
Net cash provided by operating activities (including depreciation and amortization of $7,619 in 2002 and $10,005 in 2001)	$ 2,542	$ 1,818
Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(10,162)	(7,414)
Proceeds from sale of property, plant and equipment	684	92
Acquisitions of businesses, net of cash acquired	-	(12,019)
Net cash used in investing activities	(9,478)	(19,341)
Cash flows provided by (used in) financing activities
Proceeds from borrowings	4,205	19,798
Reduction of borrowings	(8,784)	(15,586)
Proceeds from exercise of stock options	-	365
Net cash provided by (used in) financing activities	(4,579)	4,577
Effect of exchange rate changes on cash	(14)	(247)
Net increase (decrease) in cash and cash equivalents	(11,529)	(13,193)
Cash and cash equivalents at beginning of period	59,948	31,933
Cash and cash equivalents at end of period	$ 48,419	$ 18,740
Significant noncash investing and financing activities
Acquisition of treasury shares for stock options exercised	$ 933	$ 1,758

See accompanying notes to condensed consolidated financial statements.

_________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Thousands of dollars)

	Three Months Ended March 31, 2002 2001
Net earnings	$ 3,090	$11,820
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustments	(535)	(5,081)
Changes in the fair value of derivatives	318	17
Cumulative effect of accounting change	-	250
Total comprehensive income	$ 2,873	$ 7,006

       See accompanying notes to condensed consolidated financial statements.

_____________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited-Thousands of dollars, except share data)

1.   Financial Statements

     In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2002, the results of operations for the three month period ended March 31, 2002 and 2001, and cash flows for the three month period ended March 31, 2002 and 2001. The December 31, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 2001 Annual Report filed on Form 10-K applied on a consistent basis.

2.   Change in Accounting Policies

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life no longer be amortized but be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. Total amortization expense for goodwill and intangible assets deemed to have an indefinite life for full year 2001 was $5,011 on an after-tax basis, or $.38 per share. The Company incurred no transitional impairment charge for adopting the new provisions for determining goodwill impairment and assessing the useful lives of other intangible assets.

     The following information is presented to compare current period net earnings to prior period net earnings adjusted to exclude amortization of goodwill and other intangible assets deemed to have an indefinite life that are no longer amortized starting January 1, 2002:

____________________________________________________________________________________________________________________

	Three Months Ended March 31, 2002 2001
Net income
Reported net income	$ 3,090	$11,820
Goodwill amortization, net of tax	-	1,214
Adjusted net income	$ 3,090	$13,034
Basic earnings per share:
Reported net income	$ 0.24	$ 0.92
Goodwill amortization, net of tax	-	0.10
Adjusted net income	$ 0.24	$ 1.02
Diluted earnings per share:
Reported net income	$ 0.23	$ 0.90
Goodwill amortization, net of tax	-	0.10
Adjusted net income	$ 0.23	$ 1.00

     Effective January 1, 2002, the Company also adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 on the same topic and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of this standard had no effect on the Company's financial statements.

3.   Restructure of Operations

     In 2001, the Company announced plans to eliminate, consolidate and restructure certain manufacturing operations. The elements of this plan include the closure of five manufacturing plants (affecting 500 employees), reduction of an additional 300 employees at remaining plants, relocation of certain product lines to existing facilities, outsourcing the manufacture of certain product lines to third parties, discontinuing production of certain product lines and further integrating and consolidating the operations of certain acquired companies. As of March 31, 2002 employment has been reduced by approximately 667 people due to the restructuring actions. The following table summarizes the balances and 2002 activity in the accrued restructure account:

____________________________________________________________________________________________________________________
	Accrual Balance at December 31, 2001	Incurred	Accrual Balance at March 31, 2002
Employee separations	$3,300	$1,800	$1,500
Lease termination cost	600	100	500
Other costs	900	300	600
	$4,800	$2,200	$2,600

In addition, the Company has incurred certain related costs that are charged to the statement of consolidated operations as incurred. For the three months ended March 31, 2002, the Company incurred $1,354 ($884 or $0.07 per share on an after-tax basis) for costs related to the restructure plan that were charged to the statement of consolidated operations as incurred. These costs included $1,209 for losses during the wind-down period, $81 for costs to relocate equipment and $64 for costs to start up production at plants where products have been transferred.

4.   Business Acquisitions

     All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

     On April 5, 2001, the Company acquired all of the outstanding stock of M. Argüeso & Co., Inc. (Argüeso) based in Mamaroneck, New York for $19,685. Consideration consisted of $9,094 in cash, $3,616 in debt assumed and 192,487 shares of the Company's common stock valued at $6,975. Argüeso is a manufacturer and distributor of wax blends for use in the investment casting industry. Argüeso's products are used in a variety of investment casting applications in industries such as aerospace, power generation and medical. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$ 8,439
Property, plant and equipment	6,235
Intangible assets	750
Goodwill	7,843
Total assets acquired	23,267

Current liabilities	3,582
Net assets acquired	$19,685

The intangible assets acquired are patents valued at $750 with a 14 year weighted-average useful life. The $7,843 of goodwill was assigned to the Specialty Materials and Alloys segment and is not expected to be deductible for tax purposes.

___________________________________________________________________________________________________________________

     In 2001, the Company also completed two relatively smaller acquisitions. On February 6, 2001, the Company and a group of investors acquired substantially all of the assets and business of AAA Aircraft Supply Co., Inc. (AAA) located in Windsor Locks, Connecticut for $7,000. The Company's ownership percentage is 88.75 percent. In connection with the acquisition of AAA, members of AAA's management and a director of the Company obtained ownership interests in AAA of 6.25 percent and 5.0 percent, respectively, on the same terms as the Company. AAA is a North American distributor of fasteners sold to the aerospace markets. On October 3, 2001, the Company acquired substantially all the assets and business of J. F. McCaughin Co. located in Rosemead, California for approximately $2,500. McCaughin is a formulator, manufacturer and distributor of waxes, supplies and equipment to the investment casting industry.

     The following unaudited pro forma consolidated results of operations are presented as if the Argüeso acquisition had been made at the beginning of the periods presented. The effects of the AAA and McCaughin acquisitions are not material and, accordingly, have been excluded from the pro forma presentation.
	Three Months Ended March 31, 2002 2001
Net sales	$208,053	$244,667
Net earnings	3,090	11,744
Basic earnings per common share	.24	.90
Diluted earnings per common share	.23	.88

     The pro forma consolidated results of operations include adjustments to give effect to amortization of patents, interest expense on acquisition debt, shares of common stock issued and the related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

5. Inventories
	March 31, 2002	December 31, 2001
Finished goods	$ 73,044	$ 75,667
Work-in-process	58,286	57,592
Raw materials and supplies	33,465	34,956
Tools	6,970	6,936
	$ 171,765	$ 175,151

_____________________________________________________________________________________________________________

6. Intangible Assets
	March 31, 2002	December 31, 2001
Gross carrying amount of amortized intangible assets:
Patents	$2,483	$2,483
Customer Contracts	1,300	1,300
	$3,783	$3,783
Accumulated amortization of amortized intangible assets:
Patents	$ 336	$ 286
Customer Contracts	251	155
	$ 587	$ 441

Three Months Ended March 31, 2002 2001
Aggregate amortization expense	$ 146	$ 69

Estimated amortization expense:	Annual Amounts
For the year ended December 31, 2002	$585
For the year ended December 31, 2003	$585
For the year ended December 31, 2004	$585
For the year ended December 31, 2005	$203
For the year ended December 31, 2006	$203

7. Goodwill

     The changes in the carrying amount of goodwill for the three months ended March 31, 2002, are as follows:
	Aerospace Fasteners and Components	Engineered Fasteners and Components	Specialty Materials and Alloys	Magnetic Products	Total
Balance as of January 1, 2002	$ 85,309	$ 76,924	$ 17,115	$ 27,224	$206,572
Foreign currency translation adjustments	(444)	(38)	-	-	(482)
Balance as of March 31, 2002	$ 84,865	$ 76,886	$ 17,115	$ 27,224	$206,090

______________________________________________________________________________________________________________________

8. Commitments and Contingencies

Environmental Contingency

     The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At March 31, 2002, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

Litigation

     The Company is involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. Although the final outcome of these matters cannot be determined, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     On April 29, 2002, in the case of Brookover v. Flexmag Industries, Inc., an Ohio Appeals Court affirmed a trial court judgment against one of the Company's subsidiaries, resulting from a workplace injury claim at one of its magnetic products manufacturing plants in 1997. As a result, the Company recorded a pretax charge against first quarter 2002 earnings of $2.8 million ($1.7 million after tax or $0.13 per share). The Company continues to believe that the judgment is factually unfounded and legally erroneous and is deciding whether to appeal to the Ohio State Supreme Court. However, there is no assurance that any such appeal will be accepted by the Court or that a favorable decision would be reached and, accordingly, the Company has increased its accrual for this judgment.

____________________________________________________________________________________________________________

9. Per Share Data

     Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options were exercised. Earnings per share are computed as follows:
	Three Months Ended March 31
	2002	2001
Net earnings	$ 3,090	$ 11,820
Average shares of common stock outstanding used to compute basic earnings per common share	13,121,489	12,826,758
Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired	115,053	272,142
Shares used to compute dilutive effect of stock options	13,236,542	13,098,900
Basic earnings per common share	$ 0.24	$ 0.92
Diluted earnings per common share	$ 0.23	$ 0.90

10. Segment Information

     The Company has four reportable segments: Aerospace Fasteners and Components, Engineered Fasteners and Components, Specialty Materials and Alloys and Magnetic Products. The Aerospace Fasteners and Components segment consists of business units which produce precision fasteners and fastening systems and structural and other metal components for critical applications in the aerospace markets. The Engineered Fasteners and Components segment consists of business units which produce precision fasteners and fastening systems, structural and other metal components and consumable tools for critical applications in the automotive and industrial machinery markets. The Specialty Materials and Alloys segment produces specialty metals, superalloys and wax blends for aerospace, industrial gas turbine, medical and other general industrial applications. The Magnetic Products segment produces magnetic materials and products used in automotive, telecommunications, aerospace, reprographic, computer and advertising specialty applications.

__________________________________________________________________________________________________________________
	Three Months Ended March 31
	2002	2001
Net sales:
Aerospace Fasteners and Components	$ 77,216	$ 89,808
Engineered Fasteners and Components	69,714	74,038
Specialty Materials and Alloys	33,156	39,546
Magnetic Products	27,967	35,764
Total net sales	$208,053	$239,156
Operating earnings(loss):
Aerospace Fasteners and Components	$ 6,678	$ 10,042
Engineered Fasteners and Components	2,429	5,408
Specialty Materials and Alloys	4,164	6,271
Magnetic Products	(1,326)	3,843
Unallocated Corporate Costs	(3,110)	(3,150)
Total operating earnings	$ 8,835	$ 22,414

11. Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs be recognized when they are incurred and displayed as liabilities. This statement is effective for fiscal years beginning after June 15, 2002. The Company estimates that the impact of adopting this standard in the first quarter of 2003 will not be material.

__________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company's operating results decreased compared to the corresponding period in the prior year. The reduction in earnings is primarily due to lower revenues in all segments compared to last year, particularly in those businesses that serve the aerospace, industrial gas turbine and electronics markets. In 2002, the company continued to execute various steps of the restructuring plan announced in 2001.

Net Sales and Orders

     Net sales for the first quarter of 2002 decreased $31.1 million, or 13.0 percent, compared to the first quarter of 2001 and remained level with the fourth quarter of 2001. Incoming orders for the first quarter of 2002 were $201.8 million, a decrease of $57.0 million, or 22.0 percent, compared to the first quarter of 2001 but an increase of $12.4 million, or 6.6 percent, compared to the fourth quarter of 2001.

     The Company's Aerospace Fasteners and Components segment sales decreased $12.6 million, or 14.0 percent, compared to the first quarter of 2001 and $6.3 million, or 7.6 percent, compared to the fourth quarter of 2001. This segment's incoming orders decreased $37.5 million, or 36.5 percent, compared to the first quarter of 2001 and $4.0 million, or 5.8 percent, compared to the fourth quarter of 2001. The Company is beginning to experience the impacts of a downturn in the commercial aerospace industry that was expected for 2002. The Company had expected this downturn in the commercial aerospace industry due to reduced flight schedules announced by the major airlines and production cuts announced by major aircraft and jet engine manufacturers. The Company expects this trend of decreasing sales by the aerospace fastener and components segment to continue throughout 2002.

     Sales of recently acquired businesses (M. Argüeso & Co., Inc. on April 5, 2001 and J.F. McCaughin Co. on October 3, 2001) increased Specialty Materials and Alloys segment sales for the first quarter of 2002 by $5.6 million compared to the first quarter of 2001. Sales of a recently sold business (Lake Erie Design Co., Inc. on December 31, 2001) reduced segment sales by $2.6 million compared to the first quarter of 2001 and $2.1 million compared to the fourth quarter of 2001. Excluding the sales of these recently acquired and sold businesses, this segment's sales decreased $9.4 million, or 25.5 percent, compared to the first quarter of 2001 and remained level with the fourth quarter of 2001. Excluding the orders of these recently acquired and sold businesses, this segment's incoming orders decreased $17.1 million, or 38.8 percent, compared to the first quarter of 2001 but increased $3.9 million, or 17.0 percent, compared to the fourth quarter of 2001. These lower sales are primarily the result of decreases in build rates at key aerospace and industrial gas turbine customers and lower raw material prices which are passed through to customers. In 2001, the Company announced plans to expand production capacity at its Cannon-Muskegon subsidiary. In December 2001, the new furnace was delivered and the building expansion was started. While the Company expects the furnace will be tested and qualified in 2002, production runs are not expected before December 31, 2002.

____________________________________________________________________________________________________________________

     The Company's Engineered Fasteners and Components segment sales decreased $4.3 million, or 5.8 percent, compared to the first quarter of 2001 but increased $7.4 million, or 11.9 percent, compared to the fourth quarter of 2001. This segment's incoming orders decreased $2.6 million, or 3.4 percent, compared to the first quarter of 2001 but increased $11.9 million, or 18.9 percent, compared to the fourth quarter of 2001. In general, a majority of the industrial markets served by this segment continued to be weak during the first quarter of 2002, however, sales of the Company's automotive components resulted in an increase in segment sales compared to the fourth quarter of 2001. The Company is encouraged by the increase in orders from the fourth quarter of 2001 and production increases announced by heavy truck manufacturers. The Company expects this segment's sales to improve as 2002 progresses.

     The Magnetic Products segment sales decreased $7.8 million, or 21.8 percent, compared to the first quarter of 2001 but increased $1.3 million, or 5.0 percent, compared to the fourth quarter of 2001. This segment's incoming orders decreased $2.4 million, or 7.6 percent, compared to the first quarter of 2001 but increased $3.5 million, or 13.5 percent, compared to the fourth quarter of 2001. The decreases from the first quarter of 2001 are the result of lower demand from the automotive, general industrial and electronic markets.

Operating Earnings

     Operating earnings of the Company decreased $13.6 million, or 60.6 percent, compared to the first quarter of 2001 but increased $10.7 million from the $1.9 million loss reported for the fourth quarter of 2001. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Due to adopting the new statement, the Company is no longer required to amortize goodwill and intangible assets deemed to have an indefinite life. In the first quarter of 2002, the Company increased its accrual for legal judgments by $2.8 million. Additional information on the related litigation is provided below in the section entitled "Litigation". In connection with the restructure plans announced in 2001, the Company has incurred charges to eliminate, consolidate and restructure certain operations, wind down losses of plants to be closed and other restructure related costs in 2002 and 2001.

     The following information excludes the amortization of goodwill and intangible assets deemed to have an indefinite life, the 2002 increase in the accrual for legal judgments and the expenses related to the Company's restructuring actions. The pro forma operating earnings presentation is intended to supplement and clarify the operating earnings by segment presented in Note 10 to the financial statements, "Segment Information". Additional information on the expenses related to the Company's restructuring actions in total and by segment is provided below in the section entitled "Summary of the Restructure Actions".

____________________________________________________________________________________________________________________

(In thousands)	Three Months Ended March 31		Three Months Ended December 31
Pro Forma operating earnings excluding amortization of goodwill and other non- recurring charges and wind-down losses:	2002	2001	2001
Aerospace Fasteners and Components	$ 7,384	$ 10,645	$ 8,328
Engineered Fasteners and Components	2,851	5,922	584
Specialty Materials and Alloys	4,164	6,384	5,048
Magnetic Products	1,720	4,104	1,730
Unallocated Corporate Costs	(3,110)	(3,150)	(3,780)
	13,009	23,905	11,910
Amortization of goodwill	-	(1,491)	(1,551)
Accrual for legal judgments	(2,820)	-	-
Other nonrecurring charges and wind-down losses	(1,354)	-	(12,243)
Reported operating earnings	$ 8,835	$ 22,414	$(1,884)

     Excluding the amortization of goodwill and other nonrecurring charges noted above, operating earnings of the Company decreased from $23.9 million, or 10.0 percent of sales, for the first quarter of 2001 to $13.0 million, or 6.3 percent of sales for the first quarter of 2002. Operating profit margins declined in all four of the Company's operating segments. Operating earnings for the fourth quarter of 2001 were $11.9 million, or 5.7 percent of sales. The increase from the fourth quarter of 2001 is attributed to the Engineered Fastener and Components Segment.

     Operating earnings of the Aerospace Fasteners and Components segment decreased from $10.6 million, or 11.9 percent of sales, for the first quarter of 2001 to $7.4 million, or 9.6 percent of sales, for the first quarter of 2002. The decrease in operating earnings and margins is attributed to the lower volume of this segment's sales and difficulties in ramping up high-speed train products at the Company's aerostructures operation in England. With the anticipated lower volume of sales expected for 2002 noted above, this segment's management will concentrate on cost containment and productivity opportunities in seeking to maintain operating profit margins.

     Operating earnings of the Specialty Materials and Alloys segment decreased from $6.4 million, or 16.1 percent of sales, for the first quarter 2001 to $4.2 million, or 12.6 percent of sales, for the first quarter of 2002. The decrease in earnings is due primarily to the decrease in sales discussed above and favorable margin realization in 2001 on raw materials.

___________________________________________________________________________________________________________________

     Operating earnings of the Engineered Fasteners and Components segment decreased from $5.9 million, or 8.0 percent of sales, for the first quarter of 2001, to $2.9 million, or 4.1 percent of sales, for the first quarter of 2002. Lower earnings are due primarily to the decrease in sales discussed above. Operating earnings in the fourth quarter of 2001 were $0.6 million, or 0.9 percent of sales. The improvement in margins from the fourth quarter of 2001 is attributed to reduced employment costs and an increase in the sales of automotive components that incorporate advanced manufacturing technology and were designed to reduce manufacturing costs for the Company's customers.

     Operating earnings of the Magnetic Products segment decreased from $4.1 million, or 11.5 percent of sales, for the first quarter of 2001 to $1.7 million, or 6.2 percent of sales, for the first quarter of 2002. This segment has been subject to intense price competition and declining profit margins and profits. Part of the Company's strategy to reduce cost in this segment is to move more manufacturing content to Asia. The Company has one magnetic products plant in operation in Asia and is in the process of commissioning a second plant, the cost for which has negatively impacted margins in the first quarter of 2002.

Summary of the Restructure Actions

     As discussed in note 3 to the financial statements, the Company announced plans in 2001 to eliminate, consolidate and restructure certain under-performing operations. As a result of these actions, the Company recorded a pretax charge in the second quarter of 2001 of approximately $10.6 million ($7.0 million on an after-tax basis or $0.53 per share) and a pretax charge in the fourth quarter of 2001 of $10.0 million ($6.5 million on an after-tax basis or $0.49 per share) related to headcount reductions, costs to exit the facilities to be closed and writedowns of inventory and other assets associated with the affected product lines. The following table summarizes the balances and 2002 activity in the accrued restructure account:

	Accrual Balance at December 31, 2001	Incurred	Accrual Balance at March 31, 2002
Employee separations	$3,300	$1,800	$1,500
Lease termination cost	600	100	500
Other costs	900	300	600
	$4,800	$2,200	$2,600

In addition, the Company has incurred losses during the wind-down period at the facilities that were and will be closed and has incurred start-up and training costs at those plants where product lines are being transferred. For the three months ended March 31, 2002, the Company incurred $1,354 ($884 or $0.07 per share on an after-tax basis) for costs related to the restructure plan that were charged to the statement of consolidated operations as incurred. These costs included $1,209 for losses during the wind-down period, $81 for costs to relocate equipment and $64 for costs to start up production at plants where products have been transferred. The expenses related to the Company's restructuring actions included in the Statement of Consolidated Operations for the three months ended March 31, 2002 by segment are as follows:

___________________________________________________________________________________________________________________
(In thousands)	Total Charge
Aerospace Fasteners and Components	$ 706
Engineered Fasteners and Components	422
Specialty Materials and Alloys	-
Magnetic Products	226
Total non-recurring charges and Wind-down losses	$1,354

     The Company's 2001 restructuring plan will result in the elimination of five manufacturing facilities (affecting 500 employees) and the reduction of an additional 300 employees at its remaining facilities. As of March 31, 2002, employment has been reduced by approximately 667 people due to the restructuring actions. The benefits of these actions include an expected decrease in the Company's employment cost structure at the businesses to be retained of approximately $11.0 million annually and an improvement in operating profit of approximately $8.1 million through the elimination of unprofitable facilities. The Company expects these actions will be substantially completed by June 30, 2002.

     In the Aerospace Fasteners and Components segment, the Company's facility in Las Vegas, Nevada was closed. Certain production was relocated to existing facilities in Montreal, Canada and Nashville, Tennessee while other production was discontinued. In 2002, the Company's Salt Lake City aerospace fastener plant will be closed. The products manufactured in the Salt Lake plant will be transferred to the Company's facilities in Jenkintown, Pennsylvania, Santa Ana, California and Leicester, England. Also in 2002, employment levels in certain aerospace fastener and component plants will be reduced to reflect the forecasted reductions in production of commercial aircraft.

     In the Engineered Fasteners and Components segment, the Company's facility in Smethwick, England, which manufactures pushrods for gasoline and diesel engines, was closed and this product line was relocated to the Company's facility in Shannon, Ireland. The Company's automotive fastener plants in Waterford, Michigan and Cleveland, Ohio have been further integrated and consolidated. The Company's precision tool business, which has grown through acquisitions, has further integrated product lines and streamlined management. As of December 31, 2001, these plant and product line integrations were completed.

     In the Specialty Materials and Alloys segment, the Company sold the Lake Erie Design (LED) business. LED, located in Wickliffe, Ohio, is a manufacturer of high precision ceramic cores for the investment casting industry.

___________________________________________________________________________________________________________________

     In the Magnetic Products segment, the Company's hard ferrite manufacturing facility in Sevierville, Tennessee was closed and production of hard ferrite magnets were transferred to an Asian third party supplier. Additionally, employment levels in the Company's other magnetic product businesses have been reduced and certain operations supporting electronic equipment markets are being relocated to recently established Company facilities in China.

Litigation

     The Company is involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. Although the final outcome of these matters cannot be determined, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     On April 29, 2002, in the case of Brookover v. Flexmag Industries, Inc., an Ohio Appeals Court affirmed a trial court judgment against one of the Company's subsidiaries, resulting from a workplace injury claim at one of its magnetic products manufacturing plants in 1997. As a result, the Company recorded a pretax charge against first quarter 2002 earnings of $2.8 million ($1.7 million after tax or $0.13 per share). The Company continues to believe that the judgment is factually unfounded and legally erroneous and is deciding whether to appeal to the Ohio State Supreme Court. However, there is no assurance that any such appeal will be accepted by the Court or that a favorable decision would be reached and, accordingly, the Company has increased its accrual for this judgment.

Other Income and Expense

     Due to lower levels of debt, interest expense decreased from $5.1 million for the three months ended March 31, 2001 to $4.6 million for the three months ended March 31, 2002.

Backlog

     The backlog of orders, which represent firm orders with delivery scheduled within 12 months, at March 31, 2002 was $290.4 million, compared to $318.8 million on March 31, 2001 and $299.1 million at December 31, 2001.

_______________________________________________________________________________________________________________________

Liquidity and Capital Resources

     Management considers liquidity to be cash and the ability to generate adequate amounts of cash to meet its needs and capital resources to be the resources from which such cash can be obtained. The Company believes that capital resources available to it will be sufficient to meet the needs of its business, both on a short-term and long-term basis. The Company's principal sources of liquidity and capital resources are cash flows from operations, management of working capital and borrowings under existing credit facilities. Cash flows from operations are impacted by changes in demand for the Company's products. Economic downturns, product and pricing competition and customer satisfaction and qualification issues all affect demand for the Company's products. Changes in the Company's ratio of debt to total capitalization could result in an increase in the cost to borrow funds under the Bank Credit Agreements described in Note 10 to the financial statements filed under Form 10-K for the year ended December 31, 2001. The cost and terms of any future financing arrangement depend on the market conditions and the Company's financial position at that time.

     Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the Condensed Statements of Consolidated Cash Flows. For the three months ended March 31, 2002, net cash provided by operating activities increased by $.7 million compared to the first three months of 2001. This increase in net cash provided by operations is due primarily to the decrease in cash used to fund working capital ($14.2 million) net of a reduction in cash due to lower net earnings ($8.7 million) with lower non-cash charges for depreciation and amortization ($2.4 million) and deferred income taxes ($2.0 million).

     The decrease in cash used in investing activities is due to cash payments in 2001 for acquisitions. Cash payments in 2001 for acquisitions were primarily for AAA Aircraft Supply ($6.6 million) and DACAR S.A. ($3.7 million). The Company spent $10.2 million for capital expenditures in the first three months of 2002, which included approximately $3.5 million for the new furnace and building expansion project at Cannon-Muskegon. The Company has budgeted $20.0 million for the full year of 2002 as reported on Form 10-K for the year ended December 31, 2001.

     The Company's total debt to equity ratio was 73 percent at March 31, 2002, compared to 75 percent at December 31, 2001. Total debt was $258.7 million at March 31, 2002 and $263.2 million at December 31, 2001. As of March 31, 2002, under the terms of its existing credit agreements, the Company is permitted to incur an additional $176.2 million in debt.

________________________________________________________________________________________________________________

Critical Accounting Policies/Estimates

     Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: the valuation of long-lived assets, deferred income taxes, pension and postretirement benefits, environmental and litigation accruals, cost of restructuring actions and inventories. Estimates in each of these areas are based on historical experience and various assumptions that the Company believes are appropriate. Actual results may differ from these estimates. The company's accounting policies are discussed in more detail in the Annual Report on Form 10-K for the year ended December 31, 2001.

Forward-Looking Statements

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. Statements such as the Company's expectations that the trend of decreasing sales by the Aerospace Fastener and Components segment will continue throughout 2002, the downturn of the commercial aerospace industry, the new furnace at Cannon-Muskegon will be tested and qualified in 2002 and production runs will not occur before December 31, 2002, that the Engineered Fasteners and Components segment sales will improve as 2002 progresses, operating performance benefits of the 2001 restructuring plan, the restructure plan will result in the elimination of five manufacturing facilities (affecting 500 employees) and the reduction of an additional 300 employees at its remaining facilities, the restructure plan will decrease the Company's employment cost structure at the businesses to be retained by approximately $11.0 million annually and improve operating profit by approximately $8.1 million through the elimination of unprofitable facilities, completion of the restructure plan by June 30, 2002, and capital resources available to the Company will be sufficient to meet the needs of its business on a short-term and long-term basis are "forward-looking" statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, customer satisfaction and qualification issues, labor disputes, terrorist activities, worldwide political and economic stability, successful execution of the restructuring plan on a timely basis and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

__________________________________________________________________________________________________________________

SPS Technologies, Inc and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary market risk exposures are foreign currency exchange rate and interest rate risk. Fluctuations in foreign currency exchange rates affect the Company's results of operations and financial position. As discussed in Note 1 to the financial statements on Form 10-K for the year ended December 31, 2001, the Company uses forward exchange contracts to minimize exposure and reduce risk from exchange rate fluctuations affecting the results of operations. Because the largest portion of the Company's foreign operations are in countries with relatively stable currencies, namely, England, Ireland and Canada, the foreign currency exchange rate risk to the Company's financial position is not significant. However, the Company has operations in Brazil, China and other foreign countries which increases its exposure to foreign currency fluctuations. Fluctuations in interest rates primarily affect the Company's results of operations. Because a majority of the Company's debt is in fixed rate obligations (as disclosed in Note 10 to the financial statements on Form 10-K for the year ended December 31, 2001), the Company has effectively limited its exposure to fluctuations in interest rates.

     A description of the Company's financial instruments is provided in Notes 1 and 19 to the financial statements on Form 10-K for the year ended December 31, 2001. Assuming an instantaneous 10 percent strengthening of the United States dollar versus foreign currencies and a 10 percent change in the interest rate on the Company's debt had all occurred on March 31, 2002, the Company's financial position would not have been materially affected. Assuming the United States dollar versus foreign currencies had been 10 percent stronger and that the interest rate on the Company's variable rate debt had been 10 percent higher in 2002, the Company's 2002 results of operations would not have been materially affected.

___________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    NONE.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

_______________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SPS TECHNOLOGIES, INC.
                                       (Registrant)

Date: May 6, 2002                      /s/William M. Shockley
                                       William M. Shockley
                                       Vice President,
                                       Chief Financial Officer

Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.