Form 10-Q
period 2002-06-30
SPS TECHNOLOGIES INC
filed 2002-08-14
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Registrant's Common Stock outstanding on August 5, 2002 was 13,159,100.

_______________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX
Part I. Financial Information	Page
Item 1. Financial Statements
Statements of Consolidated Operations - Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)	3
Consolidated Balance Sheets - June 30, 2002 (Unaudited) and December 31, 2001	4-5
Condensed Statements of Consolidated Cash Flows - Six Months Ended June 30, 2002 and 2001 (Unaudited)	6
Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements	8-17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Part II. Other Information
Item 4. Submission of Matters to Vote of Security Holders	28
Item 6. Exhibits and Reports on Form 8-K	29

________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited-Thousands of dollars, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net sales	$215,605	$239,386	$423,658	$478,542
Cost of goods sold	177,478	189,796	350,132	379,248
Gross profit	38,127	49,590	73,526	99,294
Selling, general and administrative expense	25,268	27,274	51,832	54,564
Restructurings and impairments	-	9,100	-	9,100
Operating earnings	12,859	13,216	21,694	35,630
Other income (expense):
Interest income	198	114	418	393
Interest expense	(4,660)	(5,123)	(9,272)	(10,234)
Other, net	(77)	(27)	(230)	(69)
	(4,539)	(5,036)	(9,084)	(9,910)
Earnings before income taxes	8,320	8,180	12,610	25,720
Provision for income taxes	2,730	2,570	3,930	8,290
Net earnings	$ 5,590	$ 5,610	$ 8,680	$ 17,430
Earnings per common share
Basic	$ 0.42	$ 0.43	$ 0.66	$ 1.35
Diluted	$ 0.42	$ 0.42	$ 0.65	$ 1.32

See accompanying notes to condensed consolidated financial statements.

_________________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - Thousands of dollars)
	June 30,	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$ 59,315	$ 59,948
Accounts and notes receivable, less allowance for doubtful receivables of $5,018 (2001 - $4,880)	135,406	129,663
Inventories	168,864	175,151
Deferred income taxes	19,706	20,170
Prepaid expenses and other	7,532	8,346
Total current assets	390,823	393,278
Property, plant and equipment, net of accumulated depreciation of $178,530 (2001 - $167,976)	225,716	226,060
Intangible assets, net of amortization	3,050	3,342
Goodwill	208,612	206,572
Other assets	23,129	21,527
Total assets	$ 851,330	$ 850,779

See accompanying notes to condensed consolidated financial statements.

______________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - Thousands of dollars, except share data)
	June 30,	December 31,
	2002	2001
Liabilities and shareholders' equity
Current liabilities
Notes payable and current portion of long-term debt	$ 14,346	$ 20,096
Accounts payable	73,607	77,735
Accrued expenses	66,215	71,526
Income taxes payable	1,399	605
Total current liabilities	155,567	169,962
Deferred income taxes	27,124	26,370
Long-term debt	241,573	243,078
Retirement obligations and other long-term liabilities	59,822	58,684
Commitments and contingencies (note 9)
Shareholders' equity
Preferred stock, par value $1 per share, authorized 400,000 shares, issued none
Common stock, par value $0.50 per share, authorized 60,000,000 shares, issued 14,468,559 shares (14,396,924 shares in 2001)	7,234	7,198
Additional paid-in capital	127,642	125,949
Common stock in treasury, at cost, 1,309,322 shares (1,286,374 shares in 2001)	(26,366)	(25,433)
Retained earnings	303,810	295,130
Accumulated other comprehensive income (loss)
Minimum pension liability	(16,712)	(16,212)
Cumulative translation adjustments	(26,174)	(31,770)
Fair value of derivative adjustments	(2,190)	(2,177)
Total shareholders' equity	367,244	352,685
Total liabilities and shareholders' equity	$ 851,330	$ 850,779

See accompanying notes to condensed consolidated financial statements.

_________________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited-Thousands of dollars)
	Six Months Ended
	June 30, 2002 2001
Net cash provided by operating activities (including depreciation and amortization of $15,251 in 2002 and $19,721 in 2001)	$ 19,736	$ 23,425
Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(13,573)	(18,833)
Proceeds from sale of property, plant and equipment	871	267
Acquisitions of businesses, net of cash acquired	(270)	(21,658)
Net cash used in investing activities	(12,972)	(40,224)
Cash flows provided by (used in) financing activities
Proceeds from borrowings	75,071	38,987
Reduction of borrowings	(82,922)	(32,136)
Proceeds from exercise of stock options	42	920
Net cash provided by (used in) financing activities	(7,809)	7,771
Effect of exchange rate changes on cash	412	(308)
Net increase (decrease) in cash and cash equivalents	(633)	(9,336)
Cash and cash equivalents at beginning of period	59,948	31,933
Cash and cash equivalents at end of period	$ 59,315	$ 22,597
Significant noncash investing and financing activities
Issuance of treasury shares for businesses acquired	$ -	$ 6,975
Debt assumed with businesses acquired	$ -	$ 3,616
Acquisition of treasury shares for stock options exercised	$ 933	$ 1,795

See accompanying notes to condensed consolidated financial statements.

______________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Thousands of dollars)
	Three Months Ended June 30, 2002 2001		Six Months Ended June 30, 2002 2001
Net earnings	$ 5,590	$ 5,610	$ 8,680	$17,430

Other comprehensive income (expense), net of tax:
Changes in minimum pension liability	(500)	-	(500)	-
Foreign currency translation adjustments	6,131	(1,903)	5,596	(6,984)
Changes in the fair value of derivatives	(331)	(3,109)	(13)	(3,092)
Cumulative effect of accounting change, SFAS No. 133	-	-	-	250
Total comprehensive income	$10,890	$ 598	$13,763	$ 7,604

See accompanying notes to condensed consolidated financial statements.

_____________________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited-Thousands of dollars, except share data)

1. Financial Statements

     In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three and six month periods ended June 30, 2002 and 2001, and cash flows for the six month period ended June 30, 2002 and 2001. The December 31, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 2001 Annual Report filed on Form 10-K applied on a consistent basis.

2. Change in Accounting Policies

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life no longer be amortized but be tested for impairment at least annually. The amortization period of intangible assets with finite lives is no longer limited to forty years. Total amortization expense for goodwill and intangible assets deemed to have an indefinite life for full year 2001 was $5,011 on an after-tax basis, or $.38 per share. The Company incurred no transitional impairment charge for adopting the new provisions for determining goodwill impairment and assessing the useful lives of other intangible assets.

     The following information is presented to compare current period net earnings to prior period net earnings adjusted to exclude amortization of goodwill and other intangible assets deemed to have an indefinite life that are no longer amortized beginning January 1, 2002:

___________________________________________________________________________________________________________________
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net earnings
Reported net earnings	$ 5,590	$ 5,610	$ 8,680	$ 17,430
Goodwill amortization, net of tax	-	1,263	-	2,477
Adjusted net earnings	$ 5,590	$ 6,873	$ 8,680	$ 19,907
Basic earnings per share:
Reported net earnings	$ 0.42	$ 0.43	$ 0.66	$ 1.35
Goodwill amortization, net of tax	-	0.10	-	0.19
Adjusted net earnings	$ 0.42	$ 0.53	$ 0.66	$ 1.54
Diluted earnings per share:
Reported net earnings	$ 0.42	$ 0.42	$ 0.65	$ 1.32
Goodwill amortization, net of tax	-	0.10	-	0.19
Adjusted net earnings	$ 0.42	$ 0.52	$ 0.65	$ 1.51

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

3. Restructure of Operations

     In 2001, the Company announced plans to eliminate, consolidate and restructure certain manufacturing operations. The elements of this plan include the closure of five manufacturing plants (affecting 500 employees), reduction of an additional 300 employees at remaining plants, relocation of certain product lines to existing facilities, outsourcing the manufacture of certain product lines to third parties, discontinuing production of certain product lines and further integrating and consolidating the operations of certain acquired companies. The Statement of Consolidated Operations for the second quarter of 2001 includes charges for restructurings and impairments and related inventory write downs that total $10,600 ($7,000 or $0.53 per share on an after-tax basis). The Statement of Consolidated Operations for the fourth quarter of 2001 includes charges for restructurings and impairments that total $10,000 ($6,500 or $0.49 per share on an after-tax basis). As of June 30, 2002 employment has been reduced by approximately 756 people due to the restructuring actions.

___________________________________________________________________________________________________________________

The following table summarizes 2002 activity and the balances in the accrued restructure account:
	Accrual Balance at December 31, 2001	Incurred	Accrual Balance at June 30, 2002

Employee separations	$3,300	$2,300	$1,000
Lease termination cost	600	100	500
Other costs	900	600	300
	$4,800	$3,000	$1,800

In addition, the Company has incurred certain related costs that are charged to the statement of consolidated operations as incurred. For the six months ended June 30, 2002, the Company incurred $2,610 ($1,700 or $0.13 per share on an after-tax basis) of costs related to the restructure plan that were charged to the statement of consolidated operations as incurred. These costs included $1,690 for losses during the wind-down period, $610 of costs to relocate equipment and $310 of costs to start up production at plants where products have been transferred.

     In the second quarter of 2002, the Company also announced plans to close two additional facilities (affecting 31 employees): a marketing and distribution center in Singapore and a manufacturing facility in France. The Statement of Consolidated Operations for 2002 includes charges of $900 ($690 or $0.05 per share on an after-tax basis) classified as selling, general and administrative expense. As of June 30, 2002, employment has been reduced by 23 people due to these actions. The components of the 2002 charge are approximately $400 for employee separations, $300 for write down of assets and $200 for other related costs. Incurred costs related to these actions include $300 for employee separations and $300 for write down of assets. The June 30, 2002 consolidated Balance Sheet includes an accrual of $300 related to these actions.

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

__________________________________________________________________________________________________________________________

The intangible assets acquired are patents valued at $750 with a 14 year weighted-average useful life. The $7,843 of goodwill was assigned to the Specialty Materials and Alloys segment and is not expected to be deductible for tax purposes.

     In 2001, the Company also completed two relatively smaller acquisitions. On February 6, 2001, the Company and a group of investors acquired substantially all of the assets and business of AAA Aircraft Supply Co., Inc. (AAA) located in Windsor Locks, Connecticut for $7,000. The Company's ownership percentage is 88.75 percent. In connection with the acquisition of AAA, members of AAA's management and a director of the Company obtained ownership interests in AAA of 6.25 percent and 5.0 percent, respectively, on the same terms as the Company. AAA is a North American distributor of fasteners sold to the aerospace markets. On October 3, 2001, the Company acquired substantially all the assets and business of J. F. McCaughin Co. (McCaughin) located in Rosemead, California for approximately $2,500. McCaughin is a formulator, manufacturer and distributor of waxes, supplies and equipment to the investment casting industry.

     The following unaudited pro forma consolidated results of operations are presented as if the Argüeso acquisition had been made at the beginning of the periods presented. The effects of the AAA and McCaughin acquisitions are not material and, accordingly, have been excluded from the pro forma presentation.
	Six Months Ended June 30, 2002 2001
Net sales	$423,658	$484,053
Net earnings	8,680	17,305
Basic earnings per common share	.66	1.34
Diluted earnings per common share	.65	1.31

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

___________________________________________________________________________________________________________________________

5. Inventories
	June 30, 2002	December 31, 2001
Finished goods	$ 73,250	$ 75,667
Work-in-process	55,565	57,592
Raw materials and supplies	33,143	34,956
Tools	6,906	6,936
	$ 168,864	$ 175,151

6. Intangible Assets
	June 30, 2002	December 31, 2001
Gross carrying amount of amortized intangible assets:
Patents	$2,483	$2,483
Customer Contracts	1,300	1,300
	$3,783	$3,783
Accumulated amortization of amortized intangible assets:
Patents	$ 387	$ 286
Customer Contracts	346	155
	$ 733	$ 441
Six Months Ended June 30, 2002 2001
Aggregate amortization expense	$ 292	$ 151

Estimated amortization expense: Annual Amounts
For the year ended December 31, 2002 $585
For the year ended December 31, 2003 $585
For the year ended December 31, 2004 $585
For the year ended December 31, 2005 $203
For the year ended December 31, 2006 $203

__________________________________________________________________________________________________________________

7. Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:
	Aerospace Fasteners and Components	Engineered Fasteners and Components	Specialty Materials and Alloys	Magnetic Products	Total
Balance as of January 1, 2002	$ 84,869	$ 77,364	$ 17,115	$ 27,224	$206,572
Foreign currency translation adjustments	1,848	192	-	-	2,040
Balance as of June 30, 2002	$ 86,717	$ 77,556	$ 17,115	$ 27,224	$208,612

8. Long-term Debt

     On June 18, 2002, the Company entered into a Bank Credit Agreement to borrow up to $130,000 in either United States Dollars or certain European currencies. Borrowings bear interest at either a) an overnight base rate equal to the higher of the prime rate of the agent bank or the federal funds rate plus .5 percentage points, b) a rate equal to the effective interbank rate plus a margin ranging from 1.00 to 1.50 percentage points based on the consolidated Leverage Ratio, as defined, or c) at a rate and term negotiated between the agent bank and the Company, as applicable. Borrowings outstanding under the 2002 Bank Credit Agreement at June 30, 2002 were $50,000 with an interest rate of 3.22 percent. This agreement expires June 30, 2005. The Company is required to pay a fee on unborrowed amounts of the facility ranging from .20 to .325 percentage points based on the consolidated Leverage Ratio. In connection with this Bank Credit Agreement, the 1998 Bank Credit Agreement and the 2000 Bank Credit Agreement were terminated.

     The Company is subject to a number of restrictive covenants under its various debt agreements. Covenants associated with the Bank Credit Agreement are generally more restrictive than those of the Note Purchase Agreements. The following significant covenants are currently in place under the Bank Credit Agreement: maintenance of a consolidated debt-to-total capitalization (shareholders' equity plus total debt) ratio of not more than 50 percent, maintenance of a consolidated net worth of at least $282,148 plus 50 percent of consolidated net income for quarters ended after December 31, 2001 and maintenance of a Consolidated Fixed Charge Coverage Ratio, as defined, of not less than 1.25 to 1 for the prior four consecutive fiscal quarters as measured at the end of each quarter. Under the Note Purchase Agreements, restricted payments, which include all dividends and purchases or retirements of capital stock, made by the Company may not exceed $40,000 plus 50 percent of consolidated net income (or minus 100 percent of the consolidated net loss) from January 1, 1999 to the date of the restricted payment. As of June 30, 2002, the amount of retained earnings available for future restricted payments is $93,000. Certain of the Company's debt agreements contain cross default and cross acceleration provisions. At June 30, 2002, the Company was in compliance with all covenants. As of June 30, 2002, under the terms of the existing credit agreements, the Company is permitted to incur an additional $112,000 in debt.

__________________________________________________________________________________________________________________________

9. Commitments and Contingencies

Environmental Contingency

     The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At June 30, 2002, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

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

     On April 29, 2002, in the case of Brookover v. Flexmag Industries, Inc., an Ohio Appeals Court affirmed a trial court judgment against one of the Company's subsidiaries, resulting from a workplace injury claim in 1997. As a result, the Company recorded a pretax charge against first quarter 2002 earnings of $2,820 ($1,720 after tax or $0.13 per share). On June 17, 2002 the Company settled its portion of the claim for $2,150 ($1,328 after tax or $0.10 per share) resulting in a benefit to second quarter 2002 earnings of $670 ($392 after tax or $0.03 per share).

___________________________________________________________________________________________________________________

10. Per Share Data

     Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options were exercised. Earnings per share are computed as follows:
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net earnings	$ 5,590	$ 5,610	$ 8,680	$ 17,430
Average shares of common stock outstanding used to compute basic earnings per common share	13,154,294	13,031,794	13,137,208	12,937,403
Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired	134,048	257,654	124,550	264,898
Shares used to compute dilutive effect of stock options	13,288,342	13,289,448	13,261,758	13,202,301
Basic earnings per common share	$ 0.42	$ 0.43	$ 0.66	$ 1.35
Diluted earnings per common share	$ 0.42	$ 0.42	$ 0.65	$ 1.32

     Options to purchase 438,788 shares of common stock at a weighted-average price of $45.60 per share were outstanding during 2002 but were not included in the computation of diluted EPS in 2002 because the options' exercise price was greater than the average market price of the common shares. These options expire on various dates between December 17, 2007 and July 31, 2011.

_______________________________________________________________________________________________________________________

11. Segment Information

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

_____________________________________________________________________________________________________________________________
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net sales:
Aerospace Fasteners and Components	$ 77,484	$ 89,272	$154,700	$179,080
Engineered Fasteners and Components	77,321	74,190	147,035	148,228
Specialty Materials and Alloys	32,594	45,760	65,750	85,306
Magnetic Products	28,206	30,164	56,173	65,928
Total net sales	$215,605	$239,386	$423,658	$478,542
Operating earnings(loss):
Aerospace Fasteners and Components	$ 5,575	$ 9,185	$ 12,253	$ 19,227
Engineered Fasteners and Components	3,425	248	5,854	5,656
Specialty Materials and Alloys	4,371	6,758	8,535	13,029
Magnetic Products	2,668	(75)	1,342	3,768
Unallocated Corporate Costs	(3,180)	(2,900)	(6,290)	(6,050)
Total operating earnings	$ 12,859	$ 13,216	$ 21,694	$ 35,630

12. Recently Issued Accounting Standards

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

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. The Company is currently reviewing the provisions of SFAS No. 146 to determine the standard's impact upon adoption.

__________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company's operating earnings decreased compared to the corresponding periods in the prior year. The reduction in earnings is primarily due to lower revenues in three of Company's four segments compared to last year, particularly in those businesses that serve the aerospace, industrial gas turbine and electronics markets. In 2002, the company continued to execute various steps of the restructuring plans announced in 2001.

Net Sales and Orders

     Net sales decreased $23.8 million, or 9.9 percent in the second quarter of 2002 and $54.9 million, or 11.5 percent, for the six month period ended June 30, 2002 compared to the same periods in 2001. Incoming orders for the second quarter of 2002 were $218.7 million compared to $250.2 million for the second quarter of 2001, a 12.6 percent decrease. Incoming orders for the six months ended June 30, 2002 were $420.5 million compared to $508.9 million for the same period in 2001, a 17.4 percent decrease.

     The Company's Aerospace Fasteners and Components segment sales decreased $11.8 million, or 13.2 percent, in the second quarter of 2002 and $24.4 million, or 13.6 percent, for the six months ended June 30, 2002 compared to the same periods in 2001. This segment's incoming orders decreased $26.5 million, or 25.1 percent, in the second quarter of 2002 and $64.0 million, or 30.7 percent, for the six months ended June 30, 2002 compared to the same periods in 2001. The Company is experiencing the impacts of a downturn in the commercial aerospace industry that was expected for 2002. The Company had expected this downturn in the commercial aerospace industry due to reduced flight schedules announced by the major airlines and production cuts announced by major aircraft and jet engine manufacturers. The Company expects this trend of decreasing sales by the aerospace fastener and components segment to continue throughout 2002.

     Sales of recently acquired businesses (M. Argüeso & Co., Inc. on April 5, 2001 and J.F. McCaughin Co. on October 3, 2001) increased Specialty Materials and Alloys segment sales for the six months of 2002 by $5.9 million compared to the first six months of 2001. Sales of a business sold in 2001 (Lake Erie Design Co., Inc. on December 31, 2001) reduced segment sales for the second quarter by $2.6 million and the six month period by $5.2 million compared to the same periods in 2001. Excluding the sales of these recently acquired and sold businesses, this segment's sales decreased $10.8 million, or 28.4 percent, in the second quarter of 2002 and $20.3 million, or 27.0 percent, for the six months ended June 30, 2002 compared to the same periods in 2001. Excluding the orders of these recently acquired and sold businesses, this segment's incoming orders decreased $7.7 million, or 21.6 percent, in the second quarter of 2002 and $24.8 million, or 31.1 percent, for the six months ended June 30, 2002 compared to the same periods in 2001. These lower sales and incoming orders are primarily the result of decreases in build rates at key aerospace and industrial gas turbine customers and lower raw material prices which are passed through to customers. In 2001, the Company announced plans to expand production capacity at its Cannon-Muskegon subsidiary. In December 2001, the new furnace was delivered and the building expansion was started. While the Company expects the furnace will be tested and qualified in 2002, production runs are not expected before December 31, 2002.

___________________________________________________________________________________________________________________

     The Company's Engineered Fasteners and Components segment sales increased $3.1 million, or 4.2 percent, in the second quarter of 2002 but decreased $1.2 million, or 0.8 percent, for the six months ended June 30, 2002 compared to the same periods in 2001. This segment's incoming orders increased $2.7 million, or 3.7 percent, in the second quarter of 2002 and were essentially unchanged for the six months ended June 30, 2002 compared to the same periods in 2001. In general, a majority of the industrial markets served by this segment continued to be weak during the first six months of 2002, however, sales of the Company's automotive components resulted in an increase in this segment's sales for the second quarter of 2002 compared to the first quarter of 2002 and fourth quarter of 2001. Sales have increased for automotive components that incorporate advanced manufacturing technology and were designed to reduce manufacturing costs for the Company's customers. The Company is encouraged by the increase in orders for automotive components and production increases announced by heavy truck manufacturers. The Company expects this segment's sales to improve as 2002 progresses.

     The Magnetic Products segment sales decreased $2.0 million, or 6.5 percent, in the second quarter of 2002 and $9.8 million, or 14.8 percent, for the six months ended June 30, 2002 compared to the same periods in 2001. The decreases in sales from the prior periods in 2001 are the result of lower demand from the automotive, general industrial and electronic markets. The Company is encouraged by the increase in incoming orders driven by higher orders for products manufactured by the Company's recently established facility in China. This segment's incoming orders increased $3.0 million, or 11.4 percent, in the second quarter of 2002 but were essentially unchanged for the six months ended June 30, 2002 compared to the same periods in 2001.

Operating Earnings

     Operating earnings of the Company decreased $0.4 million, or 2.7 percent, in the second quarter of 2002 and $13.9 million, or 39.1 percent, for the six month period ended June 30, 2002. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Due to adopting the new statement, the Company is no longer required to amortize goodwill and intangible assets deemed to have an indefinite life. In the first quarter of 2002, the Company increased its accrual for legal judgments by $2.8 million. In the second quarter of 2002, the Company settled a legal judgment against the Company for an amount less than originally provided. A benefit of $0.7 million was recorded in the second quarter of 2002 related to this settlement; resulting in a net expense of $2.1 million for the six months ended June 30, 2002. Additional information on the related litigation is provided below in the section entitled "Litigation". In connection with the restructure plans announced in 2002 and 2001, the Company has incurred charges to eliminate, consolidate and restructure certain operations, wind down losses of plants closed and other restructure related costs in 2002 and 2001.

___________________________________________________________________________________________________________________

     The following information excludes the amortization of goodwill and intangible assets deemed to have an indefinite life, the 2002 changes in the accrual for legal judgments and the expenses related to the Company's restructuring actions. The pro forma operating earnings presentation is intended to supplement and clarify the operating earnings by segment presented in Note 11 to the financial statements, "Segment Information". Additional information on the expenses related to the Company's restructuring actions in total and by segment is provided below in the section entitled "Summary of the Restructure Actions".
(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Pro Forma operating earnings excluding amortization of goodwill, non-recurring charges and wind-down losses:
Aerospace Fasteners and Components	$ 6,521	$13,470	$13,905	$24,115
Engineered Fasteners and Components	4,593	6,081	7,444	12,003
Specialty Materials and Alloys	4,371	7,490	8,535	13,874
Magnetic Products	2,040	1,763	3,760	5,867
Unallocated Corporate Costs	(3,180)	(2,900)	(6,290)	(6,050)
	14,345	25,904	27,354	49,809
Amortization of goodwill	-	(1,540)	-	(3,031)
Accrual for legal judgments	670	-	(2,150)	-
Restructuring and impairments	-	(10,600)	-	(10,600)
Other nonrecurring charges and wind-down losses	(2,156)	(548)	(3,510)	(548)
Reported operating earnings	$12,859	$13,216	$21,694	$35,630

     Excluding the amortization of goodwill and other nonrecurring items noted above, operating earnings of the Company decreased from $25.9 million, or 10.8 percent of sales, for the second quarter of 2001 to $14.3 million, or 6.7 percent of sales for the second quarter of 2002. Operating earnings of the Company decreased from $49.8 million, or 10.4 percent of sales, for the six months ended June 30, 2001 to $27.4 million, or 6.5 percent of sales for the six months of 2002. For the six month period, operating profit margins declined in all four of the Company's operating segments. Operating earnings for the second quarter of 2002 did increase by $1.3 million from the first quarter of 2002 and $2.4 million from the fourth quarter of 2001. These increases from the prior two quarters are primarily attributable to the Engineered Fasteners and Components Segment.

___________________________________________________________________________________________________________________________

     Pro forma operating earnings of the Aerospace Fasteners and Components segment decreased $6.9 million, or 51.6 percent, in the second quarter of 2002 and $10.2 million, or 42.3 percent for the six months ended June 30, 2002. The decrease in operating earnings is due to the lower volume of this segment's sales and operational difficulties at the Company's aerostructures manufacturing facilities in Europe. With the anticipated lower volume of sales expected for 2002 noted above, management will continue to focus on cost containment and productivity improvement opportunities to maintain reasonable operating profit margins at the Company's aerospace fastener manufacturing facilities. The aerospace structural components manufacturing operations of this segment have experienced operating losses of approximately $1.0 million for each quarter of 2002. The Company is merging more of the management responsibilities for manufacturing and marketing efforts at the aerostructures manufacturing facilities with the aerospace fastener manufacturing operations to improve the operating performance of this business unit.

     Pro forma operating earnings of the Specialty Materials and Alloys segment decreased $3.1 million, or 41.6 percent, in the second quarter of 2002 and $5.3 million, or 38.5 percent, for the six months ended June 30, 2002. Operating earnings as a percent of sales have declined from 16 percent of sales in 2001 to 13 percent of sales in 2002. The decrease in earnings and margins is due primarily to the decrease in sales discussed above and favorable margin realization in 2001 on raw materials.

     Pro forma operating earnings of the Engineered Fasteners and Components segment decreased from $12.0 million, or 8.1 percent of sales, for the six months ended June 30, 2001, to $7.4 million, or 5.1 percent of sales, for the six months ended June 30, 2002. Lower earnings are due primarily to the decrease in sales discussed above. Operating earnings for the second quarter of 2002 of $4.6 million are an increase of $1.7 million from the first quarter of 2002 and $4.0 million from the fourth quarter of 2001. The improvement in earnings and margins from the prior two quarters is attributed to reduced employment costs as a result of the Company's restructuring programs and an increase in the sales of automotive components.

     Pro forma operating earnings of the Magnetic Products segment decreased from $5.9 million, or 8.9 percent of sales, for the first six months of 2001 to $3.8 million, or 6.7 percent of sales, for the first six months of 2002. This segment has been subject to decreasing sales, intense price competition and declining profit margins and profits. Part of the Company's strategy to reduce cost in this segment is to increase manufacturing activity in Asia. One plant is currently in operation in Asia and a second plant is currently being commissioned, the cost for which has negatively impacted margins in the first six months of 2002.

___________________________________________________________________________________________________________________

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

(In thousands)	Accrual Balance at December 31, 2001	Incurred	Accrual Balance at June 30, 2002
Employee separations	$3,300	$2,300	$1,000
Lease termination cost	600	100	500
Other costs	900	600	300
	$4,800	$3,000	$1,800

In addition, the Company has incurred losses during the wind-down period at the facilities that were closed and has incurred start-up and training costs at those plants where product lines are being transferred. For the six months ended June 30, 2002, the Company incurred $2.6 million ($1,7 million or $0.13 per share on an after-tax basis) for costs related to the restructure plan that were charged to the statement of consolidated operations as incurred. These costs included $1.7 million for losses during the wind-down period, $0.6 million for costs to relocate equipment and $0.3 million for costs to start up production at plants where products have been transferred.

     In the second quarter of 2002, the Company also announced plans to close two additional facilities in the Engineered Fasteners and Components segment (affecting 31 employees): a marketing and distribution center in Singapore and a tool manufacturing facility in France. The Statement of Consolidated Operations for 2002 includes charges of $0.9 million ($0.7 million or $0.05 per share on an after-tax basis) classified as selling, general and administrative expense. As of June 30, 2002, employment has been reduced by 23 people due to these actions. The components of the 2002 charge are approximately $0.4 million for employee separations, $0.3 million for asset writedowns and $0.2 million for other related costs. Incurred costs related to these actions include $0.3 million for employee separations and $0.3 million for asset writedowns. The June 30, 2002 Consolidate Balance Sheet includes an accrual of $0.3 million related to these actions. As of June 30, 2002, the tool plant in France has been closed and the Company expects that the marketing and distribution center in Singapore will be closed by December 31, 2002.

____________________________________________________________________________________________________________________

     The expenses related to the Company's restructuring actions included in the Statement of Consolidated Operations for the three and six months ended June 30, 2002 and 2001 by segment are as follows:

(In thousands)	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Aerospace Fasteners and Components	$ 946	$ 3,682	$ 1,652	$ 3,682
Engineered Fasteners and Components	1,168	5,319	1,590	5,319
Specialty Materials and Alloys	-	570	-	570
Magnetic Products	42	1,577	268	1,577

Total non-recurring charges and wind-down losses	$ 2,156	$11,148	$ 3,510	$11,148

     The Company's 2001 restructuring plan included the elimination of five manufacturing facilities (affecting 500 employees) and the reduction of an additional 300 employees at its remaining facilities. As of June 30, 2002, the five manufacturing facilities have been closed and employment has been reduced by approximately 756 people due to the restructuring actions. The benefits of these actions include an expected decrease in the Company's employment cost structure at the businesses to be retained of approximately $11.0 million annually and an improvement in operating profit of approximately $8.1 million through the elimination of unprofitable facilities. The Company expects the remaining actions related to the Company's 2001 restructuring plans to be substantially completed by September 30, 2002.

     In the Aerospace Fasteners and Components segment, the Company's facility in Las Vegas, Nevada was closed. Certain production was relocated to existing facilities in Montreal, Canada and Nashville, Tennessee while other production was discontinued. As of June 30, 2002, the Company's Salt Lake City aerospace fastener plant has discontinued manufacturing operations and employment has been reduced to 9 employees, who are completing final closing tasks. Manufacturing equipment is being relocated to existing facilities in Jenkintown, Pennsylvania, Santa Ana, California and Leicester, England. Also in 2002, employment levels in certain aerospace fastener and component plants are being reduced to reflect the forecasted reductions in production of commercial aircraft.

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

__________________________________________________________________________________________________________________

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

    On April 29, 2002, in the case of Brookover v. Flexmag Industries, Inc., an Ohio Appeals Court affirmed a trial court judgment against one of the Company's subsidiaries, resulting from a workplace injury claim at one of its magnetic products manufacturing plants in 1997. As a result, the Company recorded a pretax charge against first quarter 2002 earnings of $2.8 million ($1.7 million after tax or $0.13 per share). On June 17, 2002 the Company settled its portion of the claim for $2.1 million ($1.3 million after tax or $0.10 per share) resulting in a benefit to second quarter 2002 earnings of $0.7 million ($0.4 milllion after tax or $0.03 per share).

Other Income and Expense

     Due to lower levels of debt, interest expense decreased from $10.2 million for the six months ended June 30, 2001 to $9.3 million for the six months ended June 30, 2002.

Backlog

     The backlog of orders, which represent firm orders with delivery scheduled within 12 months, at June 30, 2002 was $293.8 million, compared to $337.2 million on June 30, 2001 and $299.1 million at December 31, 2001.

________________________________________________________________________________________________________________________

Liquidity and Capital Resources

     Management considers liquidity to be cash and the ability to generate adequate amounts of cash to meet its needs and capital resources to be the resources from which such cash can be obtained. The Company believes that capital resources available to it will be sufficient to meet the needs of its business, both on a short-term and long-term basis. The Company's principal sources of liquidity and capital resources are cash flows from operations, management of working capital and borrowings under existing credit facilities. Cash flows from operations are impacted by changes in demand for the Company's products. Economic downturns, product and pricing competition and customer satisfaction and qualification issues all affect demand for the Company's products. Changes in the Company's ratio of debt to total capitalization could result in an increase in the cost to borrow funds under the Bank Credit Agreement described in note 8 to the financial statements. The cost and terms of any future financing arrangement depend on market conditions and the Company's financial position at that time.

     Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the Condensed Statements of Consolidated Cash Flows. For the six months ended June 30, 2002, net cash provided by operating activities decreased by $3.7 million compared to the first six months of 2001. This decrease in net cash provided by operations is due primarily to lower earnings ($8.8 million) with a lower add back for non-cash charges for depreciation and amortization ($4.5 million) net of a decrease in cash used to fund working capital ($8.7 million).

     The decrease in cash used in investing activities is due to cash payments in 2001 for acquisitions. Cash payments in 2001 for acquisitions were primarily for M. Argüeso & Co., Inc. ($9.0 million), and AAA Aircraft Supply Co., Inc. ($6.6 million). The Company spent $13.6 million for capital expenditures in the first six months of 2002, which included approximately $3.5 million for the new furnace and building expansion project at Cannon-Muskegon.

     The Company's total cash and cash equivalents was $59.3 million at June 30, 2002 and $59.9 million at December 31, 2001. Total debt was $255.9 million at June 30, 2002 and $263.2 million at December 31, 2001. As of June 30, 2002, under the terms of its existing credit agreements, the Company is permitted to incur an additional $112.0 million in debt. Additional information related to financing activities is provided in Note 8 to the financial statements. The Company's total debt to equity ratio was 70 percent at June 30, 2002, compared to 75 percent at December 31, 2001.

_________________________________________________________________________________________________________________________

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

Forward-Looking Statements

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. Statements such as: the Company's expectations that the trend of decreasing sales by the Aerospace Fastener and Components segment will continue throughout 2002, the new furnace at Cannon-Muskegon will be tested and qualified in 2002 and production runs will not occur before December 31, 2002, that the Engineered Fasteners and Components segment sales will improve as 2002 progresses, operating performance benefits of the 2001 restructuring plan, the restructure plan will result in the elimination of five manufacturing facilities (affecting 500 employees) and the reduction of an additional 300 employees at its remaining facilities, the restructure plan will decrease the Company's employment cost structure at the businesses to be retained by approximately $11.0 million annually and improve operating profit by approximately $8.1 million through the elimination of unprofitable facilities, the marketing and distribution center in Singapore will be closed by December 31, 2002, remaining actions related to the Company's 2001 restructuring plan will be completed by September 30, 2002, and capital resources available to the Company will be sufficient to meet the needs of its business on a short-term and long-term basis, are "forward-looking" statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, customer satisfaction and qualification issues, labor disputes, terrorist activities, worldwide political and economic stability, successful execution of the restructuring plan on a timely basis and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

____________________________________________________________________________________________________________________

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

     A description of the Company's financial instruments is provided in Notes 1 and 19 to the financial statements on Form 10-K for the year ended December 31, 2001. Assuming an instantaneous 10 percent strengthening of the United States dollar versus foreign currencies and a 10 percent change in the interest rate on the Company's debt had all occurred on June 30, 2002, the Company's financial position would not have been materially affected. Assuming the United States dollar versus foreign currencies had been 10 percent stronger and that the interest rate on the Company's variable rate debt had been 10 percent higher in 2002, the Company's 2002 results of operations would not have been materially affected.

___________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on April 30, 2002.

(b)  The name of each director elected at the Annual Meeting as the Company's three Class III directors, each to hold office until the 2005 Annual Meeting of Shareholders, is as follows:

          Eric M. Ruttenberg
          John S. Thompson
          Harry J. Wilkinson

The name of each other director whose term of office continued after the meeting is as follows:

          James F. O'Connor
          Raymond P. Sharpe
          Charles W. Grigg
          Richard W. Kelso
          James W. Zug

(c)  1. The results of the election of directors with respect to each nominee for office was as follows:

                                        For               Withheld
          Eric M. Ruttenberg         10,870,988            455,189
          John S. Thompson           10,885,159            441,018
          Harry J. Wilkinson         10,785,610            540,567

     2. A proposal to amend the SPS 1988 Long Term Incentive Stock Plan received 10,009,094 votes for and 1,202,944 votes against, with 114,139 abstentions and 0 broker non-votes.

___________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     99.1 Senior management financial statement certifications.

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

_______________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SPS TECHNOLOGIES, INC.
                                  (Registrant)

Date: August 14, 2002             /s/William M. Shockley
                                  William M. Shockley
                                  Vice President,
                                  Chief Financial Officer

Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.