Form 10-Q
period 2002-09-30
SPS TECHNOLOGIES INC
filed 2002-11-15
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Registrant's Common Stock outstanding on November 6, 2002 was 13,096,099.

____________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX
Part I. Financial Information	Page

Item 1. Financial Statements
Statements of Consolidated Operations - Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)	3
Consolidated Balance Sheets - September 30, 2002 (Unaudited) and December 31, 2001	4-5
Condensed Statements of Consolidated Cash Flows - Nine Months Ended September 30, 2002 and 2001 (Unaudited)	6
Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8-18
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19-29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	31
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	32

__________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited-Thousands of dollars, except share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$205,125	$231,824	$628,783	$710,366
Cost of goods sold	170,275	188,821	520,407	568,069
Gross profit	34,850	43,003	108,376	142,297
Selling, general and administrative expense	24,534	25,577	75,466	80,141
Restructurings and Impairments	13,600	-	14,500	9,100
Operating earnings	(3,284)	17,426	18,410	53,056
Other income (expense):
Interest income	201	107	619	500
Interest expense	(4,569)	(5,080)	(13,841)	(15,314)
Other, net	(1,094)	(183)	(1,324)	(252)
	(5,462)	(5,156)	(14,546)	(15,066)
Earnings (loss) before income taxes	(8,746)	12,270	3,864	37,990
Provision (benefit) for income taxes	(2,436)	3,910	1,494	12,200
Net earnings (loss)	$ (6,310)	$ 8,360	$ 2,370	$ 25,790
Earnings (loss) per common share:
Basic	$ (0.48)	$ 0.64	$ 0.18	$ 1.99
Diluted	$ (0.48)	$ 0.63	$ 0.18	$ 1.95

See accompanying notes to condensed consolidated financial statements.

_______________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - Thousands of dollars)
	September 30,	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$ 35,036	$ 59,948
Accounts and notes receivable, less allowance for doubtful receivables of $4,893 (2001 - $4,880)	139,503	129,663
Inventories	164,898	175,151
Deferred income taxes	21,533	20,170
Prepaid expenses and other	6,881	8,346
Total current assets	367,851	393,278
Property, plant and equipment, net of accumulated depreciation of $180,000 (2001 - $167,976)	220,841	226,060
Intangible assets, net of amortization	2,905	3,342
Goodwill	209,150	206,572
Other assets	24,100	21,527
Total assets	$ 824,847	$ 850,779

See accompanying notes to condensed consolidated financial statements.

Page4
______________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - Thousands of dollars, except share data)
	September 30,	December 31,
	2002	2001
Liabilities and shareholders' equity
Current liabilities
Notes payable and current portion of long-term debt	$ 11,434	$ 20,096
Accounts payable	72,553	77,735
Accrued expenses	69,816	71,526
Income taxes payable	138	605
Total current liabilities	153,941	169,962
Deferred income taxes	27,281	26,370
Long-term debt	214,075	243,078
Retirement obligations and other long-term liabilities	61,021	58,684
Commitments and contingencies (note 9)
Shareholders' equity
Preferred stock, par value $1 per share, authorized 400,000 shares, issued none
Common stock, par value $0.50 per share, authorized 60,000,000 shares, issued 14,473,559 shares (14,396,924 shares in 2001)	7,237	7,198
Additional paid-in capital	127,724	125,949
Common stock in treasury, at cost, 1,309,406 shares (1,286,374 shares in 2001)	(26,370)	(25,433)
Retained earnings	297,500	295,130
Accumulated other comprehensive income (loss)
Minimum pension liability	(16,612)	(16,212)
Cumulative translation adjustments	(18,682)	(31,770)
Fair value of derivative adjustments	(2,268)	(2,177)
Total shareholders' equity	368,529	352,685
Total liabilities and shareholders' equity	$ 824,847	$ 850,779

See accompanying notes to condensed consolidated financial statements.

________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited-Thousands of dollars)
	Nine Months Ended
	September 30, 2002 2001
Net cash provided by operating activities (including depreciation and amortization of $22,735 in 2002 and $29,295 in 2001)	$ 28,516	$ 35,463
Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(17,392)	(30,688)
Proceeds from sale of property, plant and equipment	1,725	327
Acquisitions of businesses, net of cash acquired	-	(21,712)
Net cash used in investing activities	(15,667)	(52,073)
Cash flows provided by (used in) financing activities
Proceeds from borrowings	77,030	60,424
Reduction of borrowings	(115,173)	(51,937)
Proceeds from exercise of stock options	95	678
Net cash provided by (used in) financing activities	(38,048)	9,165
Effect of exchange rate changes on cash	287	(190)
Net increase (decrease) in cash and cash equivalents	(24,912)	(7,635)
Cash and cash equivalents at beginning of period	59,948	31,933
Cash and cash equivalents at end of period	$ 35,036	$ 24,298
Significant noncash investing and financing activities:
Issuance of treasury shares for businesses acquired	$ -	$ 6,975
Debt assumed with businesses acquired	$ -	$ 3,616
Acquisition of treasury shares for stock options exercised	$ 933	$ 2,541

See accompanying notes to condensed consolidated financial statements.

___________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Thousands of dollars)
	Three Months Ended September 30, 2002 2001		Nine Months Ended September 30, 2002 2001
Net earnings (loss)	$(6,310)	$ 8,360	$ 2,370	$25,790
Other comprehensive income (expense), net of tax:
Changes in minimum pension liability	100	-	(400)	-
Foreign currency translation adjustments	7,492	3,085	13,088	(3,899)
Derivatives:
Changes in fair values	822	(34)	809	(3,126)
Reclassification to net earnings adjustment	(900)	-	(900)	-
Cumulative effect of accounting change, SFAS No. 133	-	-	-	250
Total comprehensive income	$ 1,204	$11,411	$14,967	$19,015

See accompanying notes to condensed consolidated financial statements.

________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited-Thousands of dollars, except share data)

1. Financial Statements

     In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine month period ended September 30, 2002 and 2001. The December 31, 2001 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 2001 Annual Report filed on Form 10-K applied on a consistent basis except as disclosed in Note 2.

2. Change in Accounting Policies

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life no longer be amortized but be tested for impairment at least annually. The amortization period of intangible assets with finite lives is no longer limited to forty years. Total amortization expense for goodwill and intangible assets deemed to have an indefinite life for full year 2001 was $5,011 on an after-tax basis, or $0.38 per share. The Company incurred no transitional impairment charge for adopting the new provisions for determining goodwill impairment and assessing the useful lives of other intangible assets.

_______________________________________________________________________________________________________________________

The following information is presented to compare current period net earnings to prior period net earnings adjusted to exclude amortization of goodwill and other intangible assets deemed to have an indefinite life that are no longer amortized beginning January 1, 2002:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net earnings (loss):
Reported net earnings (loss)	$(6,310)	$ 8,360	$ 2,370	$ 25,790
Goodwill amortization, net of tax	-	1,263	-	3,740
Adjusted net earnings (loss)	$(6,310)	$ 9,623	$ 2,370	$ 29,530
Basic earnings (loss) per share:
Reported net earnings (loss)	$ (0.48)	$ 0.64	$ 0.18	$ 1.99
Goodwill amortization, net of tax	-	.09	-	.28
Adjusted net earnings (loss)	$ (0.48)	$ 0.73	$ 0.18	$ 2.27
Diluted earnings (loss) per share:
Reported net earnings (loss)	$ (0.48)	$ 0.63	$ 0.18	$ 1.95
Goodwill amortization, net of tax	-	.09	-	.28
Adjusted net earnings (loss)	$ (0.48)	$ 0.72	$ 0.18	$ 2.23

     Effective January 1, 2002, the Company also adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 on the same topic and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. The adoption of this standard had no effect on the Company's financial statements.

______________________________________________________________________________________________________________

3. Restructure of Operations

     In the third quarter of 2002, the Company announced plans to eliminate, consolidate and restructure certain manufacturing and distribution locations. The elements of this plan include headcount reductions, the closure of two manufacturing plants, the exit from certain distribution locations , cumulative translation adjustment write offs and further relocation of certain manufacturing activity to Asia. The Company's headcount will be reduced by approximately 300 employees in connection with these actions. The Statement of Consolidated Operations for the three months ended September 30, 2002 includes charges that total $16,000 ($11,200 or $0.85 per share on an after-tax basis) for restructurings and impairments, related inventory write downs and costs to mark two interest rate swaps, that recently became ineffective as a result of lower debt levels, to market. In addition, the Company has estimated that it will incur approximately $1,500 ($1,000 or $0.08 per share on an after-tax basis) for costs to wind down operations and transfer equipment related to these actions that will be charged to the Statement of Consolidated Operations as incurred. As of September 30, 2002, employment has been reduced by 46 people due to these actions.

     In the second quarter of 2002, the Company announced plans to close a marketing and distribution center in Singapore and a tool manufacturing facility in France. The Statement of Consolidated Operations for the three months ended June 30, 2002 included charges for restructurings and impairments of $900 ($690 or $0.05 per share on an after-tax basis). The Company's headcount was reduced by approximately 30 employees in connection with these actions.

     In 2001, the Company announced plans to eliminate, consolidate and restructure certain manufacturing operations. The elements of this plan included the closure of five manufacturing plants (affecting 526 employees), reduction of an additional 270 employees at remaining plants, relocation of certain product lines to existing facilities, outsourcing the manufacture of certain product lines to third parties, discontinuing production of certain product lines and further integrating and consolidating the operations of certain acquired companies. The Statement of Consolidated Operations for the three months ended June 30, 2001 included charges for restructurings and impairments (including related inventory write downs of $1,500) that total $10,600 ($7,000 or $0.53 per share on an after-tax basis). The Statement of Consolidated Operations for the three months ended December 31, 2001 included charges for restructurings and impairments that total $10,000 ($6,500 or $0.49 per share on an after-tax basis). As of September 30, 2002 employment has been reduced by approximately 790 people due to these restructuring actions.

__________________________________________________________________________________________________________

     The following table summarizes the activity related to the Company's restructuring plans and the balances in the accrued restructure account:
	2002 Charges
	Accrual December 31, 2001	2002 Plan	Adjust-ments to Prior Plan	Total	2002 Incurred	Accrual September 30, 2002
Restructurings and impairments:
Employee separations	$ 3,335	$ 5,770	$(304)	$ 5,466	$ 3,410	$ 5,391
Cumulative translation adjustment write offs	-	7,516	-	7,516	7,516	-
Write downs of PP&E	-	582	425	1,007	1,007	-
Lease termination cost	600	-	(190)	(190)	310	100
Loss on sale of Lake Erie Design	-	-	309	309	309	-
Other costs	874	379	13	392	810	456
	4,809	14,247	253	14,500	13,362	5,947
Cost of goods sold:
Write downs of inventory	-	1,091	409	1,500	1,500	-
Other Expense:
Market value of ineffective interest rate swaps	-	900	-	900	900	-
	$ 4,809	$16,238	$ 662	$16,900	$15,762	$ 5,947

In addition, the Company has incurred certain restructure related costs that are charged to the Statement of Consolidated Operations as incurred. For the nine months ended September 30, 2002, the Company incurred $3,052 ($1,960 or $0.15 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $1,693 for losses during the wind-down period for facilities that were closed, $1,019 of costs to relocate equipment and $340 of costs to start up production at plants where products have been transferred. For the nine months ended September 30, 2001, the Company incurred $1,240 ($830 or $0.06 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $1,001 for losses during the wind-down period for plants that were closed and $239 for costs to relocate equipment.

4. Business Acquisitions

     All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

______________________________________________________________________________________________________________________

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

Intangible assets acquired include patents valued at $750 with a 14 year weighted-average useful life. The goodwill of $7,843 was assigned to the Specialty Materials and Alloys segment and is not expected to be deductible for tax purposes.

     In 2001, the Company also completed two relatively smaller acquisitions. On February 6, 2001, the Company and a group of investors acquired substantially all of the assets and business of AAA Aircraft Supply Co., Inc. (AAA) located in Windsor Locks, Connecticut for $7,000. At the time of acquisition, the Company's ownership percentage was 88.75 percent. In connection with the acquisition of AAA, members of AAA's management and a director of the Company obtained ownership interests in AAA of 6.25 percent and 5.0 percent, respectively, on the same terms as the Company. AAA is a North American distributor of fasteners sold to the aerospace markets. On October 3, 2001, the Company acquired substantially all the assets and business of J. F. McCaughin Co. (McCaughin) located in Rosemead, California for approximately $2,500. McCaughin is a formulator, manufacturer and distributor of waxes, supplies and equipment to the investment casting industry.

     The following unaudited pro forma consolidated results of operations are presented as if the Argüeso acquisition had been made at the beginning of the periods presented. The effects of the AAA and McCaughin acquisitions are not material and, accordingly, have been excluded from the pro forma presentation.
	Nine Months Ended September 30, 2002 2001
Net sales	$628,783	$715,877
Net earnings	2,370	25,865
Basic earnings per common share	0.18	1.99
Diluted earnings per common share	0.18	1.96

__________________________________________________________________________________________________________________

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

5. Inventories
	September 30, 2002	December 31, 2001

Finished goods	$ 68,154	$ 75,667
Work-in-process	59,816	57,592
Raw materials and supplies	30,476	34,956
Tools	6,452	6,936
	$ 164,898	$ 175,151

6. Intangible Assets
	September 30, 2002	December 31, 2001
Gross carrying amount of amortized intangible assets:
Patents	$2,483	$2,483
Customer Contracts	1,300	1,300
	$3,783	$3,783
Accumulated amortization of amortized intangible assets:
Patents	$ 436	$ 286
Customer Contracts	442	155
	$ 878	$ 441
Nine Months Ended September 30, 2002 2001
Aggregate amortization expense	$ 437	$ 233

     Estimated amortization expense:                    Annual Amounts
  For the year ended December 31, 2002                       $585
  For the year ended December 31, 2003                       $585
  For the year ended December 31, 2004                       $585
  For the year ended December 31, 2005                       $203
  For the year ended December 31, 2006                       $203

___________________________________________________________________________________________________________________

7. Goodwill

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:
	Aerospace Fasteners and Components	Engineered Fasteners and Components	Specialty Materials and Alloys	Magnetic Products	Total
Balance as of January 1, 2002	$ 84,869	$ 77,364	$ 17,115	$ 27,224	$206,572
Foreign currency translation adjustments	2,388	190	-	-	2,578
Balance as of September 30, 2002	$ 87,257	$ 77,554	$ 17,115	$ 27,224	$209,150

8. Long-term Debt

     On June 18, 2002, the Company entered into a Bank Credit Agreement to borrow up to $130,000 in either United States Dollars or certain European currencies. Borrowings bear interest at either a) an overnight base rate equal to the higher of the prime rate of the agent bank or the federal funds rate plus .5 percentage points, b) a rate equal to the effective interbank rate plus a margin ranging from 1.00 to 1.50 percentage points based on the consolidated Leverage Ratio, as defined, or c) at a rate and term negotiated between the agent bank and the Company, as applicable. Borrowings outstanding under the 2002 Bank Credit Agreement at September 30, 2002 were $30,000 with an interest rate of 2.885 percent. However, the Company utilizes interest rate swap agreements which effectively converted the variable rate borrowings under the 2002 Bank Credit Agreement to an average fixed rate of 7.775 percent. The 2002 Bank Credit Agreement expires June 30, 2005. The Company is required to pay a fee on unborrowed amounts of the facility ranging from .20 to .325 percentage points based on its consolidated Leverage Ratio. In connection with this Bank Credit Agreement, the 1998 Bank Credit Agreement and the 2000 Bank Credit Agreement were terminated.

     The Company is subject to a number of restrictive covenants under its various debt agreements. Covenants associated with the Bank Credit Agreement are generally more restrictive than those of the Note Purchase Agreements. The following significant covenants are currently in place under the Bank Credit Agreement: maintenance of a consolidated debt-to-total capitalization (shareholders' equity plus total debt) ratio of not more than 50 percent, maintenance of a consolidated net worth of at least $282,148 plus 50 percent of consolidated net income for quarters ended after December 31, 2001 and maintenance of a Consolidated Fixed Charge Coverage Ratio, as defined, of not less than 1.25 to 1 (per the amended agreement dated September 26, 2002), except for the fiscal quarters ending September 30, 2002 and December 31, 2002 in respect of which such Consolidated fixed Charge Coverage Ratio shall be not less than 1.10 to 1, for the prior four consecutive fiscal quarters as measured at the end of each quarter. Under the Note Purchase Agreements, restricted payments, which include all dividends and purchases or retirements of capital stock, made by the Company may not exceed $40,000 plus 50 percent of consolidated net income (or minus 100 percent of the consolidated net loss) from January 1, 1999 to the date of the restricted payment. As of September 30, 2002, the amount of retained earnings available for future restricted payments is $90,000. Certain of the Company's debt agreements contain cross default and cross acceleration provisions. At September 30, 2002, the Company was in compliance with all covenants. As of September 30, 2002, under the terms of the existing credit agreements, the Company is permitted to incur an additional $143,000 in debt.

__________________________________________________________________________________________________________________

9. Commitments and Contingencies

Environmental Contingency

     The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At September 30, 2002, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

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

     On April 29, 2002, in the case of Brookover v. Flexmag Industries, Inc., an Ohio Appeals Court affirmed a trial court judgment against one of the Company's subsidiaries, resulting from a workplace injury claim in 1997. On June 17, 2002 the Company settled its portion of the claim for $2,150 ($1,328 after tax or $0.10 per share).

____________________________________________________________________________________________________________________

10. Per Share Data

     Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options were exercised. Earnings per share are computed as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net earnings (loss)	$ (6,310)	$ 8,360	$ 2,370	$ 25,790
Average shares of common stock outstanding used to compute basic earnings (loss)per common share	13,161,581	13,100,600	13,144,768	12,987,307
Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired (a)	54,716	198,416	101,272	242,738
Shares used to compute dilutive effect of stock options	13,216,297	13,299,016	13,246,040	13,230,045
Basic earnings (loss) per common share	$ (0.48)	$ 0.64	$ 0.18	$ 1.99
Diluted earnings (loss) per common share	$ (0.48)	$ 0.63	$ 0.18	$ 1.95

(a)    The computation of diluted loss per share for the three months ended September 30, 2002 excluded the potential common shares of
       54,716 because these shares would have had an antidilutive effect on diluted loss per share.

     Options to purchase 947,288 shares of common stock at a weighted-average price of $39.49 per share were outstanding during 2002 but were not included in the computation of diluted EPS for the three months ended September 30, 2002 because the options' exercise price was greater than the average market price of the common shares. These options expire on various dates between February 10, 2007 and
February 13, 2012.

     Options to purchase 360,031 shares of common stock at a weighted-average price of $44.40 per share were outstanding during 2002 but were not included in the computation of diluted EPS for the nine months ended September 30, 2002 because the options' exercise price was greater than the average market price of the common shares. These options expire on various dates between December 17, 2007 and July 31, 2011.

___________________________________________________________________________________________________________

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales:
Aerospace Fasteners and Components	$ 76,123	$ 90,214	$230,823	$269,294
Engineered Fasteners and Components	73,966	68,413	221,001	216,641
Specialty Materials and Alloys	28,547	46,163	94,297	131,469
Magnetic Products	26,489	27,034	82,662	92,962
Total net sales	$205,125	$231,824	$628,783	$710,366
Operating earnings(loss):
Aerospace Fasteners and Components	$ 5,216	$ 10,413	$ 17,469	$ 29,640
Engineered Fasteners and Components	(7,598)	3,120	(1,744)	8,776
Specialty Materials and Alloys	3,393	5,820	11,928	18,849
Magnetic Products	(945)	743	397	4,511
Unallocated Corporate Costs	(3,350)	(2,670)	(9,640)	(8,720)
Total operating earnings (loss)	$ (3,284)	$ 17,426	$ 18,410	$ 53,056

___________________________________________________________________________________________________________________

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

________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company's operating earnings decreased compared to the corresponding periods in the prior year. The reduction in earnings is primarily due to lower revenues in three of the Company's four segments compared to last year, particularly in those businesses that serve the aerospace, industrial gas turbine and electronics markets and nonrecurring restructure and impairment charges of $16.9 million. In September 2002, the Company announced plans to eliminate, consolidate and restructure certain of its operations. The Company expects to realize significant cost savings in connection with these actions, including a decrease in its employment cost structure of approximately $13.2 million. In 2002, the Company also continued to execute various steps of the restructuring plans announced in 2001.

Net Sales and Orders

     Net sales decreased $26.7 million, or 11.5 percent in the third quarter of 2002 and $81.6 million, or 11.5 percent, for the nine months ended September 30, 2002 compared to the same periods in 2001. Incoming orders for the third quarter of 2002 were $200.4 million compared to $215.8 million for the third quarter of 2001, a 7.1 percent decrease. Incoming orders for the nine months ended September 30, 2002 were $620.9 million compared to $724.7 million for the same period in 2001, a 14.3 percent decrease.

     Revenues of the Company's Aerospace Fasteners and Components segment decreased $14.1 million, or 15.6 percent, in the third quarter of 2002 and $38.5 million, or 14.3 percent, for the nine months ended September 30, 2002 compared to the same periods in 2001. Incoming orders for this segment decreased $21.0 million, or 23.4 percent, in the third quarter of 2002 and $85.0 million, or 28.5 percent, for the nine months ended September 30, 2002 compared to the same periods in 2001. The Company is experiencing the impacts of a cyclical downturn in the commercial aerospace industry. Weak demand for air travel, reduced airline flight schedules and poor financial results reported by the major North American airlines have influenced the reduced production schedules announced by commercial aircraft and jet engine manufacturers. The Company expects further weakening of demand for products produced by the Aerospace fastener and components segment for the balance of this year. Aerospace market conditions are not expected to improve during 2003.

__________________________________________________________________________________________________________________

     Sales of recently acquired businesses (M. Argüeso & Co., Inc. on April 5, 2001 and J.F. McCaughin Co. on October 3, 2001) increased Specialty Materials and Alloys segment sales for the nine months of 2002 by $5.5 million compared to the first nine months of 2001. Sales of a business sold in 2001 (Lake Erie Design Co., Inc. on December 31, 2001) reduced segment sales for the third quarter by $2.5 million and for the nine month period by $7.7 million compared to the same periods in 2001. Excluding the sales of these recently acquired and sold businesses, sales for this segment decreased $14.7 million, or 38.3 percent, in the third quarter of 2002 and $34.9 million, or 30.8 percent, for the nine months ended September 30, 2002 compared to the same periods in 2001. Excluding the orders of these recently acquired and sold businesses, this segment's incoming orders decreased $3.5 million, or 12.5 percent, in the third quarter of 2002 and $28.3 million, or 26.3 percent, for the nine months ended September 30, 2002 compared to the same periods in 2001. These lower sales and incoming orders are primarily the result of lower build rates for aerospace and industrial gas turbine engines and lower raw material prices which benefit customers through lower prices. In 2001, the Company announced plans to expand production capacity at its Cannon-Muskegon subsidiary. The expansion project is substantially complete and the new furnace has been tested and qualified by certain customers. Production runs are expected to start in the fourth quarter of 2002.

     Sales of the Company's Engineered Fasteners and Components segment increased $5.6 million, or 8.1 percent, in the third quarter of 2002 and $4.4 million, or 2.0 percent, for the nine months ended September 30, 2002 compared to the same periods in 2001. This segment's incoming orders increased $9.1 million, or 13.6 percent, in the third quarter of 2002 and $9.2 million, or 4.2 percent, for the nine months ended September 30, 2002 compared to the same periods in 2001. Although the industrial markets served by this segment continued to be weak during the first nine months of 2002, revenues in the Company's automotive fastener business in North America have contributed to the increase in sales and orders for this segment noted above. In addition, sales of the Company's formed component business have increased over prior year results. While the Company is encouraged by order rates for its automotive fastener and components business, it remains cautious with respect to the outlook for demand for these products for the balance of the year and into 2003.

     Revenues in the Magnetic Products segment decreased $0.5 million, or 2.0 percent, in the third quarter of 2002 and $10.3 million, or 11.1 percent, for the nine months ended September 30, 2002 compared to the same periods in 2001. The decreases in sales compared to 2001 result from lower demand from the automotive, general industrial and electronic markets. The Company is encouraged by the increase in incoming orders for products manufactured by the Company's recently established facility in China. This segment's incoming orders increased $1.4 million, or 5.5 percent, in the third quarter and $2.0 million, or 2.4 percent, for the nine months ended September 30, 2002 compared to the same periods in 2001.

Operating Earnings

     Operating earnings decreased $20.7 million, or 118 percent, in the third quarter of 2002 and $34.6 million, or 65.3 percent, for the nine month period ended September 30, 2002. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Due to adopting the new statement, the Company is no longer required to amortize goodwill and intangible assets deemed to have an indefinite life. In 2002, the Company recorded a charge of $2.15 million as a result of the settlement of a legal judgment in the second quarter of 2002. Additional information on the related litigation is provided below in the section entitled "Litigation". In connection with the restructure plans announced in 2002 and 2001, the Company has incurred charges to eliminate, consolidate and restructure certain operations, wind down losses of plants closed and other restructure related costs in 2002 and 2001.

____________________________________________________________________________________________________________________

     The following pro forma information excludes the amortization of goodwill and intangible assets deemed to have an indefinite life, the charge recorded in the second quarter of 2002 for the settlement of a legal judgement and the expenses related to the Company's restructuring actions. The pro forma operating earnings presentation is intended to supplement and clarify the operating earnings by segment presented in Note 11 to the financial statements, "Segment Information". Additional information on the expenses related to the Company's restructuring actions in total and by segment is provided below in the section entitled "Summary of the Restructure Actions".
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Pro Forma operating earnings excluding amortization of goodwill, non-recurring charges and wind-down losses:
Aerospace Fasteners and Components	$ 7,225	$11,546	$21,130	$35,661
Engineered Fasteners and Components	3,320	3,866	10,764	15,869
Specialty Materials and Alloys	3,702	5,982	12,237	19,856
Magnetic Products	1,161	934	4,921	6,801
Unallocated Corporate Costs	(3,150)	(2,670)	(9,440)	(8,720)
	12,258	19,658	39,612	69,467
Amortization of goodwill	-	(1,540)	-	(4,571)
Legal settlement	-	-	(2,150)	-
Restructurings and impairments	(15,100)	-	(16,000)	(10,600)
Other nonrecurring charges and wind-down losses	(442)	(692)	(3,052)	(1,240)
Reported operating earnings (loss)	$(3,284)	$17,426	$18,410	$53,056

     Excluding the amortization of goodwill and other nonrecurring items noted above, operating earnings of the Company decreased from $19.7 million, or 8.5 percent of sales, for the third quarter of 2001 to $12.3 million, or 6.0 percent of sales for the third quarter of 2002. Operating earnings of the Company decreased from $69.5 million, or 9.8 percent of sales, for the nine months ended September 30, 2001 to $39.6 million, or 6.3 percent of sales for the nine months of 2002. For the nine month period, operating profit margins declined in all four of the Company's operating segments.

_______________________________________________________________________________________________________________________

     Pro forma operating earnings of the Aerospace Fasteners and Components segment decreased $4.3 million, or 37.4 percent, in the third quarter of 2002 and $14.5 million, or 40.7 percent for the nine months ended September 30, 2002. The decrease in operating earnings is due to lower revenue for this segment and operational difficulties at the Company's structural component manufacturing facilities in Europe. With the anticipated continued weakness in revenues, management will continue to focus on cost containment and productivity improvement opportunities to maintain reasonable operating profit margins at the Company's aerospace fastener manufacturing facilities. The structural component manufacturing operations have experienced operating losses of approximately $2.0 million in the first six months of 2002. The Company has consolidated the management responsibilities for manufacturing and marketing efforts in the structural component business with the aerospace fastener operations to enhance the operating performance of this business unit. The operating results of the structural component manufacturing operations improved in the third quarter in comparison to the first six months and the Company expects further improvements in profitability in 2003.

     Pro forma operating earnings of the Specialty Materials and Alloys segment decreased $2.3 million, or 38.1 percent, in the third quarter of 2002 and $7.6 million, or 38.4 percent, for the nine months ended September 30, 2002. Operating earnings as a percent of sales for the nine month periods have declined from 15.1 percent of sales in 2001 to 13.0 percent of sales in 2002. The decrease in earnings and margins is due primarily to the decrease in sales discussed above and favorable margin realization in 2001 on raw materials.

     Pro forma operating earnings of the Engineered Fasteners and Components segment decreased from $15.9 million, or 7.3 percent of sales, for the nine months ended September 30, 2001, to $10.8 million, or 4.9 percent of sales, for the nine months ended September 30, 2002. Despite higher sales, operating earnings and margins decreased in this segment. Profitability in 2002 was adversely affected by excess operating costs (such as premium freight and outside inspection expenses) incurred to fill stronger than expected automotive fastener demand, slower than planned implementation of certain cost reduction initiatives and start-up inefficiencies on production transferred to the Company's facility in Shannon, Ireland.

     Pro forma operating earnings of the Magnetic Products segment decreased from $6.8 million, or 7.3 percent of sales, for the first nine months of 2001 to $4.9 million, or 6.0 percent of sales, for the first nine months of 2002. This segment has been subject to decreasing sales, intense price competition and declining margins. Part of the Company's strategy to reduce costs in this segment is to increase the level of manufacturing activity in Asia. One plant is currently in operation in Asia and a second plant is currently being commissioned. Start-up costs associated with this business transfer have negatively impacted margins in the first nine months of 2002.

_______________________________________________________________________________________________________________________

Summary of the Restructure Actions

     As discussed in note 3 to the financial statements, the Company announced plans in 2002 and 2001 to eliminate, consolidate and restructure certain of its operations. The following table summarizes the 2002 expenses related to the Company's restructuring plans and the balances in the accrued restructure account:
	2002 Charges
	Accrual December 31, 2001	2002 Plan	Adjust-ments to Prior Plan	Total	2002 Incurred	Accrual September 30, 2002
Restructurings and impairments:
Employee separations	$ 3,335	$ 5,770	$(304)	$ 5,466	$ 3,410	$ 5,391
Cumulative translation adjustment write offs	-	7,516	-	7,516	7,516	-
Write downs of PP&E	-	582	425	1,007	1,007	-
Lease termination cost	600	-	(190)	(190)	310	100
Loss on sale of Lake Erie Design	-	-	309	309	309	-
Other costs	874	379	13	392	810	456
	4,809	14,247	253	14,500	13,362	5,947
Cost of goods sold:
Write downs of inventory	-	1,091	409	1,500	1,500	-
Other Expense:
Market value of ineffective interest rate swaps	-	900	-	900	900	-
	$ 4,809	$16,238	$ 662	$16,900	$15,762	$ 5,947

In addition, the Company has incurred certain restructure related costs that are charged to the Statement of Consolidated Operations as incurred. For the nine months ended September 30, 2002, the Company incurred $3.1 million ($1.96 million or $0.15 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $1.7 million for losses during the wind-down period for facilities that were closed, $1.0 million of costs to relocate equipment and $0.4 million of costs to start up production at plants where products have been transferred. For the nine months ended September 30, 2001, the Company incurred $1.2 million ($0.8 million or $0.06 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $1.0 million for losses during the wind-down period and $0.2 million for costs to relocate equipment.

_________________________________________________________________________________________________________________

     The expenses related to the Company's restructuring actions included in the Statement of Consolidated Operations for the three and nine months ended September 30, 2002 and 2001 by segment are as follows:
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Aerospace Fasteners and Components	$ 2,009	$ 530	$ 3,661	$ 4,212
Engineered Fasteners and Components	10,918	232	12,508	5,551
Specialty Materials and Alloys	309	-	309	570
Magnetic Products	2,106	(70)	2,374	1,507
Corporate General & Administration	200	-	200	-
Total effect on operating earnings	15,542	692	19,052	11,840
Other Expenses	900	-	900	-
Total non-recurring charges and wind-down losses	$16,442	$ 692	$19,952	$11,840

     In the third quarter of 2002, the Company announced plans to eliminate, consolidate and restructure certain of its operations. The elements of this plan include headcount reductions, the closure of two manufacturing plants, the exit from certain distribution locations and further relocation of certain manufacturing activity to Asia. The Company expects to realize significant cost savings in connection with these consolidation actions, including a decrease in its employment cost structure of approximately $13.2 million. The Company expects to reduce headcount by approximately 300 employees. The Statement of Consolidated Operations for the three months ended September 30, 2002 includes charges that total $16.0 million ($11.2 million or $0.85 per share on an after-tax basis) for restructurings and impairments, related inventory write downs and costs to mark two interest rate swaps, that recently became ineffective as a result of lower debt levels, to market. In addition, the Company has estimated that it will incur approximately $1.5 million ($1.0 million or $0.08 per share on an after-tax basis) for costs to wind down operations and transfer equipment related to these actions that will be charged to the Statement of Consolidated Operations as incurred. As of September 30, 2002, employment has been reduced by 46 people due to these actions.

     In the Aerospace Fasteners and Components segment, the Company is reducing employment levels, primarily at its aerospace manufacturing facility in Jenkintown, Pennsylvania, in response to current market conditions. In addition, the Company recorded a charge for the write down of inventory associated with product inventory procured by its structural components business in connection with the RJX regional jet program, which has been canceled by British Aerospace.

__________________________________________________________________________________________________________________________

     In the Engineered Fasteners and Components segment, the Company is closing its automotive and industrial fastener manufacturing plant in Coventry, England. Production will be transferred to the Company's facility in Shannon, Ireland. The Company will close its warehouse and distribution center for Unbrako products located in Mexico and has terminated its trademark license agreement with the majority shareholder in its investment in India. The exiting of the Company's investments in Mexico and India requires the amount in the cumulative translation adjustment component of equity to be recognized in the Consolidated Statement of Operations. The Company will also further consolidate management infrastructure and reduce headcount at its automotive and industrial manufacturing facility in Cleveland, Ohio.

     In the Magnetic Products segment, the Company is closing its magnetic products manufacturing plant in Rochester, England. Production will be transferred to the Company's facility in Derbyshire, England. Also, further headcount reductions at the magnetic products operation in Marengo, Illinois will occur as a result of the transfer of powder core production to China and to reduce cost.

     In the second quarter of 2002, the Company announced plans to close a marketing and distribution center in Singapore and a tool manufacturing facility in France. The Statement of Consolidated Operations for the three months ended June 30, 2002 included charges for restructurings and impairments of $0.9 million ($0.7 million or $0.05 per share on an after-tax basis). The Company's headcount was reduced by approximately 30 employees in connection with these actions.

     In 2001, the Company announced plans to eliminate, consolidate and restructure certain manufacturing operations. The Statement of Consolidated Operations for the three months ended June 30, 2001 included charges for restructurings and impairments (including related inventory write downs of $1,500) that total $10.6 million ($7.0 million or $0.53 per share on an after-tax basis). The Statement of Consolidated Operations for the three months ended December 31, 2001 included charges for restructurings and impairments that total $10.0 million ($6.5 million or $0.49 per share on an after-tax basis). The Company's 2001 restructuring plan included the elimination of five manufacturing facilities (affecting 526 employees) and the reduction of an additional 270 employees at its remaining facilities. As of September 30, 2002, the five manufacturing facilities have been closed and employment has been reduced by 790 people due to the restructuring actions. The benefits of these actions include an expected decrease in the Company's employment cost structure at the businesses to be retained of approximately $11.0 million annually and an improvement in operating profit of approximately $8.1 million through the elimination of unprofitable facilities. Remaining actions related to the Company's 2001 restructure plans include the payment of remaining severance benefits and operating lease payments and the transfer of remaining equipment from the Company's Salt Lake City aerospace facility. As of September 30, 2002, all other actions related to the Company's 2001 restructuring plans have been completed.

__________________________________________________________________________________________________________________

     In the Aerospace Fasteners and Components segment, the Company's facility in Las Vegas, Nevada was closed. Certain production was relocated to existing facilities in Montreal, Canada and Nashville, Tennessee while other production was discontinued. Manufacturing operations at the Company's Salt Lake City aerospace fastener plant was discontinued before June 30, 2002 and as of September 30, 2002 employment has been reduced to 5 employees, who are completing final closing tasks. Manufacturing equipment is being relocated to existing facilities in Jenkintown, Pennsylvania, Santa Ana, California and Leicester, England. Also in 2002, employment levels in certain aerospace fastener and component plants have been reduced to reflect the forecasted reductions in production of commercial aircraft.

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

     In the Magnetic Products segment, the Company's hard ferrite manufacturing facility in Sevierville, Tennessee was closed and production of hard ferrite magnets were transferred to an Asian third party supplier. Additionally, employment levels in the Company's other magnetic product businesses have been reduced and certain operations supporting electronic equipment markets were relocated to recently established Company facilities in China.

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

     On April 29, 2002, in the case of Brookover v. Flexmag Industries, Inc., an Ohio Appeals Court affirmed a trial court judgment against one of the Company's subsidiaries, resulting from a workplace injury claim at a magnetic products manufacturing plant in 1997. On June 17, 2002 the Company settled its portion of the claim for $2.15 million ($1.3 million after tax or $0.10 per share).

__________________________________________________________________________________________________________________

Other Income and Expense

     Due to lower levels of debt, interest expense decreased from $15.3 million for the nine months ended September 30, 2001 to $13.8 million for the nine months ended September 30, 2002.

     Other expense increased from $0.3 million for the nine months ended September 30, 2001 to $1.3 million for the nine months ended September 30, 2002 due primarily to a $0.9 million charge in the third quarter of 2002 to reclassify the costs to mark two interest rate swap agreements to their fair market value from accumulated other comprehensive income to current period earnings. During the third quarter of 2002, the Company repaid $20 million of its borrowings under its bank credit agreement. As a result, two interest rate swap agreements were determined to be ineffective. The Company has discontinued hedge accounting prospectively and the loss on these derivatives that remained in accumulated other comprehensive income was reclassified into earnings. Since these derivatives will remain outstanding until their expiration in November 2003, the Company will continue to carry the derivatives at their fair value on the balance sheet and recognize changes in fair value in current period earnings.

Income Taxes

     The effective income tax rate increased from 32.1 percent of profit before income taxes for the nine months ended September 30, 2001 to 38.7 percent for the nine months ended September 30, 2002. The increase in the effective income tax rate is due primarily to certain components of the 2002 restructuring and impairment charges that do not get a full income tax benefit (for example, the loss on disposal of the Unbrako distribution and warehouse operation in Mexico and the tool manufacturing facility in France). Without the 2002 restructuring and impairment charges and the legal settlement noted above, the 2002 effective income tax rate would have been approximately 32 percent, consistent with the prior year.

Backlog

     The backlog of orders, which represent firm orders with delivery scheduled within 12 months, at September 30, 2002 was $286.2 million, compared to $340.0 million on September 30, 2001 and $299.1 million at December 31, 2001.

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

____________________________________________________________________________________________________________________

     Cash flow provided or used by operating activities, investing activities and financing activities is summarized in the Condensed Statements of Consolidated Cash Flows. For the nine months ended September 30, 2002, net cash provided by operating activities decreased by $6.9 million compared to the first nine months of 2001. This decrease in net cash provided by operations is due primarily to lower earnings ($23.4 million) with a lower add back for non-cash charges for depreciation and amortization ($6.6 million) net of a decrease in cash used to fund working capital ($12.0 million). Also, the restructure charges in 2002 to recognize cumulative translation adjustments ($7.5 million) and to transfer the fair value of two derivatives into current period earnings ($0.9 million) are non-cash expenses.

     The decrease in cash used in investing activities is due to cash payments in 2001 for acquisitions. Cash payments in 2001 for acquisitions were primarily for M. Argüeso & Co., Inc. ($9.1 million) and AAA Aircraft Supply Co., Inc. ($6.6 million). The Company spent $17.4 million for capital expenditures in the first nine months of 2002, which included approximately $3.5 million for the new furnace and building expansion project at Cannon-Muskegon.

     The Company's balance in cash and cash equivalents was $35.0 million at September 30, 2002 and $59.9 million at December 31, 2001. Total debt was $225.5 million at September 30, 2002 and $263.2 million at December 31, 2001. As of September 30, 2002, under the terms of its existing credit agreements, the Company is permitted to incur an additional $143.0 million in debt. On September 26, 2002, certain restrictive covenants were amended. Additional information related to the amendment and other financing activities is provided in Note 8 to the financial statements. The Company's total debt to equity ratio was 61 percent at September 30, 2002, compared to 75 percent at December 31, 2001.

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

__________________________________________________________________________________________________________________________

Forward-Looking Statements

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. Statements such as: the Company's expectations that it will realize significant cost savings in connection with the 2002 restructuring plans, including a decrease in its employment cost structure of approximately $13.2 million, headcount reductions of approximately 300 employees and the closure of two manufacturing plants, demand for products produced by the Aerospace Fastener and components segment for the balance of this year will further weaken, the aerospace market conditions will not improve during 2003, production runs using the new furnace at Cannon-Muskegon will begin in the fourth quarter of 2002, the operating results of the structural component manufacturing operations will achieve further improvements in profitability in 2003, the costs to wind-down operations and transfer equipment related to the 2002 restructure actions that will be charged to the Statement of Consolidated Operations as incurred will approximate $1.5 million ($1.0 million or $0.08 per share on an after-tax basis), the 2001 restructure plan will decrease the Company's employment cost structure at the businesses to be retained by approximately $11.0 million annually and improve operating profit by approximately $8.1 million through the elimination of unprofitable facilities and capital resources available to the Company will be sufficient to meet the needs of its business on a short-term and long-term basis, are "forward-looking" statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, customer satisfaction and qualification issues, labor disputes, terrorist activities, worldwide political and economic stability, successful execution of the restructuring plan on a timely basis and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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

     A description of the Company's financial instruments is provided in Notes 1 and 19 to the financial statements on Form 10-K for the year ended December 31, 2001. Assuming an instantaneous 10 percent strengthening of the United States dollar versus foreign currencies and a 10 percent change in the interest rate on the Company's debt had all occurred on September 30, 2002, the Company's financial position would not have been materially affected. Assuming the United States dollar had been 10 percent stronger versus foreign currencies and that the interest rate on the Company's variable rate debt had been 10 percent higher in 2002, the Company's 2002 results of operations would not have been materially affected.

_______________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls.

None.

_________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits
        None.

(b)     No reports on Form 8-K were filed during the quarter ended         September 30, 2002.

__________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SPS TECHNOLOGIES, INC.
                                   (Registrant)

Date: November 8, 2002             /s/William M. Shockley
                                   William M. Shockley
                                   Vice President,
                                   Chief Financial Officer

Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.

___________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

CERTIFICATION

     I, John S. Thompson, President, Chief Executive Officer and Director of SPS Technologies, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of SPS Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

_________________________________________________________________________________________________________________

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002            /s/ John S. Thompson
                                  John S. Thompson
                                  President, Chief Executive Officer
                                  and Director

_________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

CERTIFICATION

     I, William M. Shockley, Vice President and Chief Financial Officer of SPS Technologies, Inc. certify that:

     1. I have reviewed this quarterly report on Form 10-Q of SPS Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

__________________________________________________________________________________________________________________________

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002            /s/ William M. Shockley
                                  William M. Shockley
                                  Vice President and Chief Financial
                                  Officer