Form 10-K
period 2002-12-31
SPS TECHNOLOGIES INC
filed 2003-03-21
CIK 93444

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

For the fiscal year ended December 31, 2002       Commission file number 1-4416

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES  X   NO
                                  -----

   The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2002, was approximately $489,568,000.

   The number of shares of registrant's common stock outstanding on March 14, 2003 was 12,556,833.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Exhibit 13, which contains portions of the 2002 Annual Report to Shareholders of the registrant is incorporated by reference in Parts I, II and IV of this Report. Portions of the Definitive Proxy Statement of registrant, if filed with the Securities and Exchange Commission within 120 days after December 31, 2002, are incorporated by reference in Part III of this report. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the Securities and Exchange Commission.

================================================================================

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART I

Item 1. BUSINESS

   SPS Technologies, Inc. and subsidiaries (the "Company") was incorporated in Pennsylvania in 1903. The Company is engaged in the design, manufacture and marketing of fasteners, specialty metals, magnetic products, aerospace structures and precision tools. The Company is multinational in operation. In addition to 23 manufacturing facilities in the United States, it operates 17 manufacturing facilities in eight different countries: England, Ireland, Canada, Brazil, Australia, China, Italy and France. Marketing operations are carried on by subsidiaries in three other countries.

   The Company's operating earnings decreased in 2002 compared to 2001, primarily due to lower revenues in three of the Company's four segments compared to last year, particularly in those businesses that serve the aerospace, industrial gas turbine and electronics markets. The Company initiated plans in 2002 and 2001 to eliminate, consolidate and restructure certain of its operations. These plans were implemented to provide a meaningful reduction in the cost structure of the Company in response to declining market demand in many of the markets served by the Company. Additional information regarding the general development of business operations in 2002 is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   The Company is organized into four reportable segments for financial reporting purposes. The four reportable segments are: Aerospace Fasteners and Components, Engineered Fasteners and Components, Specialty Materials and Alloys, and Magnetic Products. The Aerospace Fasteners and Components segment produces fasteners, fastening systems and structural assemblies for the aerospace market. Principal aerospace products are SPS(R) aerospace fasteners, MULTIPHASE(R) alloy fasteners, latches, struts, rods, self locking components, FLEXLOC(R) all-metal locknuts and GREER STOP NUT locknuts. Principal structural assemblies products are precision machined components, sheet metal fabrications and avionics assemblies. The Engineered Fasteners and Components segment produces fasteners for the automotive and industrial machinery markets and precision consumable tools used for metal forming and cutting. Principal engineered fastener products are fasteners and precision components for gasoline and diesel engines, other critical and non-critical automotive applications and off-highway equipment, UNBRAKO(R) brand socket screws, hex keys and dowel pins. Principal tooling products are HI-LIFE(R) thread roll dies and other metalworking tools. The Specialty Materials and Alloys (SM&A) segment produces specialty metals, superalloys and waxes and provides melting services for the manufacture of components for aerospace, industrial gas turbine, medical and general engineering applications. Principal SM&A products are air and vacuum-melted iron, cobalt, and nickel-based superalloys, including CMSX(R) single-crystal alloys. The Magnetic Products segment produces magnetic materials and products for the automotive, aerospace, reprographic, computer, security and advertising specialty markets. Principal magnetic products are metallic permanent magnets, pressed powder magnetic components, bonded magnets, magnetic components and assemblies and magnetic ultra-thin foil and strip products.

   The Company sells directly to original equipment manufacturers and industrial, commercial and governmental users, and also sells through independent stocking distributors and dealers. There were no changes in the methods of distribution during 2002.

   The principal sources of raw materials include major and specialty steel producers, and non-ferrous metal producers, converters and distributors. The Company anticipates it will have no significant problems with respect to sources or availability of the raw materials essential to the conduct of its business.

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

   No material part of the Company's business is dependent upon a single customer. In 2002, the five largest customers accounted for 16% of the Company's reported consolidated sales.

   The backlog of orders by segment at December 31, which represents firm orders with scheduled delivery within the next twelve months, was as follows (in thousands of dollars):

                                                                             2002      2001
                                                                         --------    --------
             Aerospace Fasteners and Components ......................   $172,354    $189,320
             Engineered Fasteners and Components .....................     72,371      71,650
             Specialty Materials and Alloys ..........................      9,161      15,512
             Magnetic Products .......................................     25,329      22,654
                                                                         --------    --------
             Total ...................................................   $279,215    $299,136
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

   Total expenditures during 2002, 2001 and 2000 for Company-sponsored research and development were $6.1 million, $8.4 million and $7.3 million, respectively. In 2002, approximately 65% of the expenditures were for the Company's Aerospace Fasteners and Components segment.

   Capital expenditures for property, plant and equipment are planned at $30.5 million in 2003, excluding capital spending for any businesses that may be acquired in 2003.

   There were approximately 2,826 persons employed in the Aerospace Fasteners and Components segment, 1,853 persons employed in the Engineered Fasteners and Components segment, 363 persons employed in the Specialty Materials and Alloys segment, and 818 persons employed in the Magnetic Products segment at December 31, 2002.

   Additional narrative information and the financial information concerning industry segments and the foreign and domestic operations are included in Note 23 to the Company's Consolidated Financial Statements on pages 41 through 43 in the 2002 Annual Report to Shareholders. Exhibit 13.1 contains the information and is incorporated herein by reference.

   The Company's Internet Web Site is at www.spstech.com. Investors can obtain copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after the Company has filed such materials with, or furnished them to, the Securities and Exchange Commission. The Company will also furnish a paper copy of such filings free of charge upon request.

Item 2. PROPERTIES

   The Company owns or leases the manufacturing properties described below. All properties are in good condition.

Location

      Owned                                                          Square Feet
      -----                                                          -----------
      Jenkintown, Pennsylvania ..................................    663,000(a)
      Leicester, England ........................................    109,000(a)
      Salt Lake City, Utah ......................................    104,000(a)
      Mansfield, England ........................................     55,000(a)
      Auxerre, France  ..........................................     45,600(a)
      Cleveland, Ohio ...........................................    375,000(b)
      Sorocaba, Brazil  .........................................    339,000(b)
      Waterford, Michigan .......................................    114,000(b)
      Melbourne, Australia ......................................     44,000(b)
      Nuneaton, England .........................................      9,400(b)
      Transfer, Pennsylvania ....................................    252,900(c)
      Muskegon, Michigan ........................................    173,000(c)
      Mamaroneck, New York ......................................     29,400(c)
      Marengo, Illinois .........................................    320,000(d)
      Norfolk, Nebraska .........................................    112,000(d)
      Marietta, Ohio ............................................     86,600(d)
      Adelanto, California ......................................     45,000(d)
      Derbyshire, England .......................................     44,000(d)
      Ogallala, Nebraska ........................................     22,000(d)


      Leased                                               Lease Expires   Square Feet
      ------                                               -------------   -----------
      Nottinghamshire, England ........................           (e)       142,500(a)
      North Hollywood, California .....................           (f)       129,000(a)
      Nashville, Tennessee ............................           (g)        99,000(a)
      Burbank, California .............................           (h)        91,700(a)
      Santa Ana, California ...........................           (i)       118,200(a)
      Auxerre, France  ................................           (j)        39,300(a)
      Pointe-Claire, Quebec, Canada ...................           (k)        35,000(a)
      Leicester, England ..............................           (l)        38,000(a)
      Shannon, Ireland ................................        (n)(o)(p)    232,000(b)
      Shannon, Ireland  ...............................           (q)(r)     64,000(b)
      Gadsden, Alabama ................................           (s)       130,000(b)
      Plymouth, Michigan ..............................           (t)       115,000(b)
      Milan, Italy  ...................................           (u)        76,200(b)
      Coventry, England ...............................           (v)        70,000(b)
      Valencia, California ............................           (w)        79,000(b)
      Canton, Michigan ................................           (x)        50,800(b)
      Howell, Michigan ................................           (y)        44,000(b)
      Rosemead, CA  ...................................           (z)        34,100(c)
      Rochester, New York .............................          (aa)        70,000(d)
      Shenzhen, China  ................................         (bb)(cc)    155,000(d)
      Rochester, England ..............................          (dd)        12,000(d)

---------------
     (a)  Aerospace Fasteners and Components segment.
     (b)  Engineered Fasteners and Components segment.
     (c)  Specialty Materials and Alloys segment.
     (d)  Magnetic Products segment.
     (e)  Lease for 142,500 square feet expires December 21, 2015.
     (f)  Lease for 129,000 square feet expires March 31, 2010.
     (g)  Lease for 99,000 square feet expires August 14, 2012.
     (h)  Lease for 91,700 square feet expires March 31, 2004.
     (i) Leases for 118,200 square feet with various expirations. Primary lease expires (ii) June 30, 2009.
     (j)  Lease for 39,300 square feet expires February 28, 2004.
     (k)  Lease for 35,000 square feet expires October 31, 2007.
     (l)  Lease for 38,000 square feet expires January 12, 2012.
     (n)  Lease for 100,000 square feet expires November 13, 2010.
     (o)  Lease for 75,000 square feet expires November 15, 2010.
     (p)  Lease for 57,000 square feet expires April 1, 2004.
     (q)  Lease for 48,000 square feet expires January 1, 2112.
     (r)  Lease for 16,000 square feet expires December 31, 2023.
     (s)  Leases for 130,000 square feet expires June 30, 2009.
     (t) Leases for 115,000 square feet with various expirations. Primary lease expires June 30, 2009.
     (u)  Lease for 76,200 square feet expires December 31, 2005.
     (v)  Lease for 70,000 square feet expires March 31, 2003.
     (w) Leases for 79,000 square feet with various expirations. Primary lease expires February 28, 2010.
     (x)  Lease for 50,800 square feet expires June 30, 2009.
     (y)  Lease for 44,000 square feet expires June 30, 2003.
     (z) Leases for 34,100 square feet with various expirations. Primary lease expires October 31, 2008.
     (aa) Lease for 70,000 square feet expires October 31, 2006.
     (bb) Lease for 125,000 square feet expires August 31, 2011.
     (cc) Lease for 30,000 square feet expires June 30, 2007.
     (dd) Lease for 12,000 square feet expires June 24, 2007.


   Industrial Development Revenue Bonds were issued to finance the acquisition and improvement of the Salt Lake City, Utah manufacturing facility. These bonds are collateralized by a first mortgage on the facility and a bank letter of credit.

Item 3. LEGAL PROCEEDINGS

   A discussion of legal proceedings is included in Note 14 to the Company's Consolidated Financial Statements on pages 29 and 30 in the 2002 Annual Report to Shareholders. Exhibit 13.1 contains the information and is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during the fourth quarter of 2002, through the solicitations of proxies or otherwise.

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

Name                     Experience and Position Held                                                                           Age
----                     ----------------------------                                                                           ---
Charles W. Grigg         Chairman since April 2002. Previously, Chairman and Chief Executive Officer since                       63
                         October 1999. Previously, Chairman, Chief Executive Officer and President since April
                         1997. Previously, Chairman and Chief Executive Officer since December 1993.

John S. Thompson         Chief Executive Officer and President since April 2002. Previously, President and Chief                 55
                         Operating Officer since October 1999. Previously, President and Chief Executive of BTR,
                         Inc. since 1993.

William M. Shockley      Vice President, Chief Financial Officer since October 1998. Previously, Vice President,                 41
                         Chief Financial Officer and Controller since July 1995.

Thomas S. Cross          Vice President, Human Resources since June 1999. Previously, Vice President, Human                      51
                         Resources, North American Aerospace Fasteners since January 1998. Previously, Human
                         Resource Manager, North American Aerospace Fasteners since January 1994.

James D. Dee             Vice President, General Counsel and Secretary since April 1997.                                         45

Thomas W. McDonnell      Controller since February 2000. Previously, Director of Middle Market Advisory Services,                42
                         PricewaterhouseCoopers LLP since July 1997.


Margaret B. Zminda       Treasurer, Assistant Secretary and Director, Investor Relations since February 2000.                    44
                         Previously, Controller since October 1998. Previously, Aerospace Fasteners Controller
                         since September 1993.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

   Information regarding the principal markets on which SPS Technologies' common stock is traded, the high and low sales price for the stock on the New York Stock Exchange for each quarterly period during the past 2 years, and the approximate number of holders of common stock at March 13, 2003 is included under the caption entitled "Common Stock Information" on page 45 in the 2002 Annual Report to Shareholders. Exhibit 13.4 contains this information and is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

   A summary of selected financial data for SPS Technologies for the years and year-ends specified is included under the caption entitled "Selected Financial Data" on page 45 in the 2002 Annual Report to Shareholders. Exhibit 13.3 contains this information and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Information regarding SPS Technologies' financial condition, changes in financial condition and results of operations is included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 46 through 61 in the 2002 Annual Report to Shareholders. Exhibit 13.5 contains this information and is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's quantitative and qualitative information about market risk is included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 46 through 61 in the 2002 Annual Report to Shareholders. Exhibit 13.5 contains this information and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements for SPS Technologies and the required supplementary data "Summary of Quarterly Results" are included on pages 14 through 45 in the 2002 Annual Report to Shareholders. Exhibits 13.1 and 13.2 contain this information and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) Identification of directors:

      Information regarding directors is incorporated by reference to the Definitive Proxy Statement, Election of Directors, if filed with the Securities and Exchange Commission (SEC) within 120 days after December 31, 2002. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

   (b) Identification of executive officers:

      Information regarding executive officers is contained in Part I of this report (page 5).

Item 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation is incorporated by reference to the Definitive Proxy Statement, Executive Compensation and Board Meetings, Committees and Compensation of Directors, if filed with the SEC within 120 days after December 31, 2002. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Definitive Proxy Statement, Ownership of Voting Securities, if filed with the SEC within 120 days after December 31, 2002. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain relationships and related transactions is incorporated by reference to the Definitive Proxy Statement, Certain Relationships and Related Transactions, if filed with the SEC within 120 days after December 31, 2002. To the extent not so filed, such information will be provided on a Form 10-K/A filed with the SEC.

Item 14. CONTROLS AND PROCEDURES

   During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

   There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

                                    PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this Report:

            1. The Consolidated Financial Statements and related Notes to Consolidated Financial Statements are set forth on pages 14 through 43 of the 2002 Annual Report to Shareholders. Exhibit
                13.1 contains this information and is incorporated by reference. The Report of Independent Accountants, which covers the financial statement schedule, appears on page 13 of this report.

            2.  Financial Statement Schedules:
                The following supplemental schedule is located in this Report on the page indicated.


                   II Valuation and Qualifying Accounts is on page 14

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

            3b By-Laws as amended, effective December 5, 2002 (submitted electronically herewith).

            4a  Amended and Restated Rights Agreement, effective April 6, 2001.
                Exhibit 1 to the Company's Registration Statement on Form 8-A/A filed on April 9, 2001, is hereby incorporated by reference. Amendment No.1 to the Rights Agreement (submitted electronically herewith).

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

            10b SPS Technologies, Inc. Restricted Stock Award Plan for
                Officers, Directors and Non-Officer Employees, effective February 10, 2000. Exhibit 10t to the Annual Report on Form 10-k for the year ended December 31, 2000, is hereby incorporated by reference.

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

            10k SPS Technologies, Inc. Supplemental Executive Retirement Plan,
                as amended and restated effective July 31, 2001. Exhibit 10k to the Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

            10l Employment Agreement between SPS Technologies, Inc. and Charles
                W. Grigg, Chairman, effective December 1, 1993. Exhibit 10l to the Annual Report on Form 10-K for the period ended December 31, 1993, is hereby incorporated by reference. Amendment 1 to the Employment Agreement. Exhibit 10l to the Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference. Amendment No. 2 to the Employment Agreement (submitted electronically herewith).

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

            10s SPS Technologies, Inc. Executive Deferred Compensation Plan
                III, effective January 1, 1998. Exhibit 10s to the Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference. Amendment No. 1 and No. 2 to the Executive Deferred Compensation Plan III (submitted electronically herewith).

           13.1 2002 Consolidated Financial Statements, Notes to
                Consolidated Financial Statements, Report of Independent Accountants and Report of Management.

           13.2 Summary of Quarterly Results for 2002 and 2001.

           13.3 Selected Financial Data for 1998 through 2002.

           13.4 Common Stock Information for 2002 and 2001.

           13.5 2002 Management's Discussion and Analysis of Financial Condition and Results of Operations.

           21 Subsidiaries of the Registrant.

           23 Consent of Independent Accountants.

   (b) Reports on Form 8-K filed during the last quarter of 2002:

    None.

                                   SIGNATURES

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

                                          SPS TECHNOLOGIES, INC.
                                          ----------------------
                                          (Registrant)


                                          /s/ William M. Shockley
                                          ------------------------
                                          William M. Shockley
                                          Vice President,
                                          Chief Financial Officer

Date: March 14, 2003

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


         Signature                         Title                                                Date
         ---------                         -----                                                ----
   /s/ CHARLES W. GRIGG           Chairman and Director                                     March 14, 2003
---------------------------
     Charles W. Grigg

   /s/ JOHN S. THOMPSON           Chief Executive Officer, President and Director           March 14, 2003
---------------------------       (Principal Executive Officer)
     John S. Thompson

 /s/ WILLIAM M. SHOCKLEY          Vice President, Chief Financial Officer                   March 14, 2003
--------------------------        (Principal Financial Officer)
   William M. Shockley

   /s/ RICHARD W. KELSO           Director                                                  March 14, 2003
--------------------------
     Richard W. Kelso

  /s/ JAMES F. O'CONNOR           Director                                                  March 14, 2003
--------------------------
    James F. O'Connor

  /s/ RAYMOND P. SHARPE           Director                                                  March 14, 2003
--------------------------
    Raymond P. Sharpe

     /s/ JAMES W. ZUG             Director                                                  March 14, 2003
--------------------------
       James W. Zug

                                 CERTIFICATION

I, John S. Thompson, certify that:

1. I have reviewed this annual report on Form 10-K of SPS Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 14, 2003                       /s/ John S. Thompson
                                           ----------------------------------
                                           John S. Thompson
                                           Chief Executive Officer, President
                                           and Director

                                 CERTIFICATION

I, William M. Shockley, certify that:

1. I have reviewed this annual report on Form 10-K of SPS Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 14, 2003                       /s/ William M. Shockley
                                           ----------------------------------
                                           William M. Shockley
                                           Vice President and Chief Financial
                                           Officer

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
SPS Technologies, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 12, 2003 appearing in the 2002 Annual Report to Shareholders of SPS Technologies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
February 12, 2003

                                                                    SCHEDULE II

                    SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2002, 2001 and 2000
                             (Thousands of dollars)


                                                                               Additions      Additions
                                                                                charged        charged
                                                                              (deductions    (deductions
                                                                Balance at     credited)      credited)                  Balance at
                                                                beginning    to costs and      to other                    end of
             Description                                         of year       expenses        accounts     Deductions      year
             -----------                                        ----------   ------------    -----------    ----------   ----------
Year ended December 31, 2002:

   Allowance for doubtful accounts..........................      $4,880        $1,307             114 (b)   $(1,158)(a)   $ 5,143
                                                                  ======        ======         =======       =======       =======
   Deferred income tax valuation
    allowance...............................................      $8,089        $3,251         $(1,237)(b)   $     -       $10,103
                                                                  ======        ======         =======       =======       =======
Year ended December 31, 2001:
                                                                                               $   (42)(b)
   Allowance for doubtful accounts..........................      $3,815        $1,281             551 (c)   $  (725)(a)   $ 4,880
                                                                  ======        ======         =======       =======       =======
   Deferred income tax valuation
    allowance...............................................      $8,407        $  (68)        $  (250)(b)   $             $ 8,089
                                                                  ======        ======         =======       =======       =======
Year ended December 31, 2000:
                                                                                               $   (91)(b)
   Allowance for doubtful accounts..........................      $3,363        $  159             852 (c)   $  (468)(a)   $ 3,815
                                                                  ======        ======         =======       =======       =======
   Deferred income tax valuation
    allowance...............................................      $8,876        $ (141)        $  (328)(b)   $             $ 8,407
                                                                  ======        ======         =======       =======       =======



(a) Write off of uncollectible receivables, net of recoveries.
(b) Translation adjustments.
(c) Balance acquired in connection with acquisitions.