Form 10-Q
period 2003-03-31
SPS TECHNOLOGIES INC
filed 2003-05-14
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act). Yes X No ___

The number of shares of Registrant's Common Stock outstanding on May 7, 2003 was 12,907,425.

_______________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX
Part I. Financial Information	Page
Item 1. Financial Statements
Statements of Consolidated Operations - Three Months Ended March 31, 2003 and 2002 (Unaudited)	3
Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002	4-5
Condensed Statements of Consolidated Cash Flows - Three Months Ended March 31, 2003 and 2002 (Unaudited)	6
Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2003 and 2002 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8-15
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	27

____________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited-Thousands of dollars, except share data)

	Three Months Ended March 31,
	2003	2002
Net sales	$212,617	$208,053
Cost of goods sold	176,102	172,654
Gross profit	36,515	35,399
Selling, general and administrative expense	25,031	26,564
Operating earnings	11,484	8,835
Other income (expense):
Interest income	298	220
Interest expense	(4,078)	(4,612)
Other, net	(284)	(153)
	(4,064)	(4,545)
Earnings before income taxes	7,420	4,290
Provision for income taxes	2,410	1,200
Net earnings	$ 5,010	$ 3,090
Earnings per common share:
Basic	$ 0.39	$ 0.24
Diluted	$ 0.38	$ 0.23

See accompanying notes to condensed consolidated financial statements.

__________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - Thousands of dollars)
	March 31,	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$ 63,834	$ 75,982
Accounts and notes receivable, less allowance for doubtful receivables of $4,858 (2002 - $5,143)	134,638	119,932
Inventories	164,482	163,883
Deferred income taxes	21,382	21,592
Prepaid expenses and other	8,218	8,488
Total current assets	392,554	389,877
Property, plant and equipment, net of accumulated depreciation of $184,921 (2002 - $184,751)	213,905	216,406
Goodwill	210,503	210,116
Other assets	21,079	22,216
Total assets	$ 838,041	$ 838,615

See accompanying notes to condensed consolidated financial statements.

_____________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - Thousands of dollars, except share data)

	March 31,	December 31,
	2003	2002
Liabilities and shareholders' equity
Current liabilities
Notes payable and current portion of long-term debt	$ 12,244	$ 11,518
Accounts payable	81,564	82,028
Accrued expenses	62,395	63,939
Income taxes payable	1,704	558
Total current liabilities	157,907	158,043
Deferred income taxes	21,075	20,237
Long-term debt	210,643	213,074
Retirement obligations and other long-term liabilities	99,008	100,327
Commitments and contingencies (note 9)
Shareholders' equity
Preferred stock, par value $1 per share, authorized 400,000 shares, issued none
Common stock, par value $0.50 per share, authorized 60,000,000 shares, issued 14,487,578 shares (14,483,352 shares in 2002)	7,244	7,242
Additional paid-in capital	127,937	127,901
Common stock in treasury, at cost, 1,580,153 shares (1,469,753 shares in 2002)	(32,795)	(30,331)
Retained earnings	306,220	301,210
Accumulated other comprehensive income (loss)
Minimum pension liability	(43,503)	(43,833)
Cumulative translation adjustments	(13,516)	(13,081)
Fair value of derivative adjustments	(2,179)	(2,174)
Total shareholders' equity	349,408	346,934
Total liabilities and shareholders' equity	$ 838,041	$ 838,615

See accompanying notes to condensed consolidated financial statements.

_________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited-Thousands of dollars)
	Three Months Ended
	March 31, 2003 2002
Net cash provided by (used in) operating activities (including depreciation and amortization of $8,088 in 2003 and $7,619 in 2002)	$ (2,263)	$ 2,542
Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(5,634)	(10,162)
Proceeds from sale of property, plant and equipment	7	684
Acquisition of business	(1,700)	-
Proceeds from sale of business	1,850	-
Net cash used in investing activities	(5,477)	(9,478)
Cash flows provided by (used in) financing activities
Proceeds from borrowings	29,642	4,205
Reduction of borrowings	(31,404)	(8,784)
Proceeds from exercise of stock options	2	-
Purchases of treasury stock	(2,464)	-
Net cash provided by (used in) financing activities	(4,224)	(4,579)
Effect of exchange rate changes on cash	(184)	(14)
Net increase (decrease) in cash and cash equivalents	(12,148)	(11,529)
Cash and cash equivalents at beginning of period	75,982	59,948
Cash and cash equivalents at end of period	$ 63,834	$ 48,419
Significant noncash investing and financing activities:
Acquisition of treasury shares for stock options exercised	$ -	$ 933

See accompanying notes to condensed consolidated financial statements.

______________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Thousands of dollars)

	Three Months Ended March 31, 2003 2002
Net earnings	$ 5,010	$ 3,090
Other comprehensive income (expense), net of tax:
Changes in minimum pension liability	330	-
Foreign currency translation adjustments	(435)	(535)
Changes in fair values of derivatives	(5)	318
Total comprehensive income	$ 4,900	$ 2,873

See accompanying notes to condensed consolidated financial statements.

______________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited-Thousands of dollars, except share data)

1. Financial Statements

     In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. The December 31, 2002 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 2002 Annual Report filed on Form 10-K applied on a consistent basis except as disclosed in Note 3.

2. Stock-Based Compensation

     The Company has a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as the exercise price of all options granted under the plan is equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

______________________________________________________________________________________________________________

Three months ended March 31,
	2003	2002
Net income, as reported	$ 5,010	$ 3,090
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(459)	(481)
Pro forma net income	$ 4,551	$ 2,609
Earnings per share:
Basic - as reported	$ 0.39	$ 0.24
Basic - pro forma	$ 0.35	$ 0.20
Diluted - as reported	$ 0.38	$ 0.23
Diluted - pro forma	$ 0.35	$ 0.20

3. Change in Accounting Policies

     Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement requires that obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs be recognized when they are incurred and displayed as liabilities. The adoption of this statement did not have a material impact on the company's consolidated financial position, results of operations or cash flows.

4. Restructure of Operations

     In 2002, the Company announced plans to eliminate, consolidate and restructure certain manufacturing and distribution locations. The Statement of Consolidated Operations for the three months ended June 30, 2002 included charges for restructurings and impairments of $900 ($690 or $0.05 per share on an after-tax basis). The Statement of Consolidated Operations for the three months ended September 30, 2002 included charges that total $16,000 ($11,216 or $0.85 per share on an after-tax basis) for restructurings and impairments, related inventory write downs and costs to mark to market two interest rate swaps that became ineffective as a result of lower debt levels. As of March 31, 2003, employment has been reduced by approximately 270 people due to the 2002 restructuring plans. Remaining actions related to the Company's 2002 restructure plans include the payment of severance benefits, the closure of one manufacturing plant in England and transfer of that plant's equipment to another facility. These remaining actions are expected to be substantially completed in the second quarter of 2003. As of March 31, 2003, the Company also has a liability for the payment of severance benefits to separated employees related to its 2001 restructure plans.

___________________________________________________________________________________________________________________

     The following table summarizes the 2003 activity related to the Company's restructuring plans and the balances in the accrued restructure account:

	Accrual December 31, 2002	2003 Incurred	Accrual March 31, 2003
2002 Restructure Plan:
Employee separations	$1,656	$ 979	$ 677
Other costs	80	3	77
	1,736	982	754
2001 Restructure Plan:
Employee separations	151	109	42
	$1,887	$1,091	$ 796

     In addition, the Company has incurred certain restructure related costs that were charged to the Statement of Consolidated Operations as incurred. For the three months ended March 31, 2003, the Company expensed $723 ($506 or $0.04 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $355 for losses during the wind-down period for facilities that were closed, $242 of costs to relocate equipment and $126 of costs to start up production at plants where products have been transferred. For the three months ended March 31, 2002, the Company expensed $1,354 ($884 or $0.07 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $1,209 for losses during the wind-down period for plants that were closed, $81 for costs to relocate equipment and $64 for costs to start up production at plants where products have been transferred.

____________________________________________________________________________________________________________________

5. Business Acquisitions

     All acquisitions are accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition.

     On February 21, 2003, the Company acquired the remaining 40 percent of outstanding stock of JADE Magnetics Limited (JADE) based in Shenzhen City, China for $1,700. JADE is a manufacturer of magnetic assemblies for reprographic applications. The goodwill acquired of $690 was assigned to the Magnetic Products segment and is not expected to be deductible for tax purposes. Prior to and after this acquisition, the Company had a controlling financial interest in JADE; therefore, JADE's results of operations are included in the consolidated financial statements for all periods presented.

6. Inventories
	March 31, 2003	December 31, 2002
Finished goods	$ 71,518	$ 71,388
Work-in-process	56,611	54,485
Raw materials and supplies	29,264	31,157
Tools	7,089	6,853
	$164,482	$163,883

7. Goodwill

     The changes in the carrying amount of goodwill for the three months ended March 31, 2003, are as follows:
	Aerospace Fasteners and Components	Engineered Fasteners and Components	Specialty Materials and Alloys	Magnetic Products	Total
Balance as of January 1, 2003	$ 88,119	$ 77,658	$ 17,115	$ 27,224	$210,116
Goodwill acquired				690	690
Foreign currency translation adjustments	(348)	45	-	-	(303)
Balance as of March 31, 2003	$ 87,771	$ 77,703	$ 17,115	$ 27,914	$210,503

____________________________________________________________________________________________________________________

8. Intangible Assets

Identifiable intangible assets are recorded in Other assets in the Consolidated Balance Sheet and comprise the following:
	March 31, 2003	December 31, 2002
Gross carrying amount of amortized intangible assets:
Patents	$1,850	$1,850
Customer contracts	1,300	1,300
	$3,150	$3,150
Accumulated amortization of amortized intangible assets:
Patents	$ 343	$ 305
Customer contracts	632	537
	$ 975	$ 842

     Aggregate amortization expense incurred was $133 and $146 for thethree months ended march 31, 2003 and 2002, respectively. The estimated amortization expense amounts are as follows: $537, $537, $155, $155 and $155 in 2003 through 2007, respectively.

9. Commitments and Contingencies

Environmental

     The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At March 31, 2003, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

_________________________________________________________________________________________________________________________

Litigation

     The Company is involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. Although the final outcome of these matters cannot be determined, it is management's opinion that the final resolution will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

Leases

     In 2001, the company sold machinery and equipment with a book value of $15,166 for $20,000 and leased the equipment back under a five year operating lease. The gain on the transaction was deferred and is being amortized over the lease term. If the lease is terminated and the Company chooses to retain the equipment, the Company must pay the purchase option price. If the lease is terminated and the lessor disposes of the equipment, then the Company must pay any shortfall of the sales proceeds up to the residual value guarantee to the lessor. The purchase option price and minimum residual value guarantee related to this lease are $8,000 and $2,000 respectively.

______________________________________________________________________________________________________________________

10. Per Share Data

      Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options were exercised. Earnings per share are computed as follows:
	Three Months Ended March 31,
	2003	2002
Net earnings	$ 5,010	$ 3,090
Average shares of common stock outstanding used to compute basic earnings per common share	12,976,187	13,121,489
Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired	57,240	115,053
Shares used to compute dilutive effect of stock options	13,033,427	13,236,542
Basic earnings per common share	$ 0.39	$ 0.24
Diluted earnings per common share	$ 0.38	$ 0.23

     Options to purchase 950,719 shares of common stock at a weighted-average price of $37.44 per share were outstanding during 2003 but were not included in the computation of diluted earnings per common share for the three months ended March 31, 2003 because the options' exercise price was greater than the average market price of the common shares. These options expire on various dates between January 2, 2006 and February 15, 2012.

     Options to purchase 524,288 shares of common stock at a weighted-average price of $41.69 per share were outstanding during 2002 but were not included in the computation of diluted earnings per common share for the three months ended March 31, 2002 because the options' exercise price was greater than the average market price of the common shares. These options expire on various dates between December 17, 2007 and July 31, 2011.

_________________________________________________________________________________________________________________________

11.  Segment Information

     The Company has four reportable segments: Aerospace Fasteners and Components, Engineered Fasteners and Components, Specialty Materials and Alloys and Magnetic Products. The Aerospace Fasteners and Components segment consists of business units which produce precision fasteners, fastening systems and structural and other metal components used in critical applications for the aerospace market. The Engineered Fasteners and Components segment consists of business units which produce precision fasteners, fastening systems and other metal components and consumable tools for critical applications in the automotive and industrial machinery markets. The Specialty Materials and Alloys segment produces specialty metals, superalloys and wax blends for aerospace, industrial gas turbine, medical and other general industrial applications. The Magnetic Products segment produces magnetic materials and products used in automotive, telecommunications, aerospace, reprographic, computer and advertising specialty applications.

	Three Months Ended March 31,
	2003	2002
Net sales:
Aerospace Fasteners and Components	$ 77,383	$ 77,216
Engineered Fasteners and Components	77,386	69,714
Specialty Materials and Alloys	31,408	33,156
Magnetic Products	26,440	27,967
Total net sales	$212,617	$208,053
Operating earnings(loss):
Aerospace Fasteners and Components	$ 5,797	$ 6,678
Engineered Fasteners and Components	3,495	2,429
Specialty Materials and Alloys	3,456	4,164
Magnetic Products	2,006	(1,326)
Unallocated Corporate Costs	(3,270)	(3,110)
Total operating earnings	$ 11,484	$ 8,835

______________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company's sales and operating earnings increased compared to the corresponding period in the prior year. The increase in sales was driven by higher sales of products to the heavy truck, mining and construction markets by the Engineered Fasteners and Component segment. In 2003, the Company also continued to execute the remaining steps of its restructuring plans announced in 2002. Earnings in 2002 were negatively impacted by a charge related to a trial court judgment against the Company, which adversely affected the operating earnings of the Magnetic Products segment.

Net Sales and Orders

     Net sales for the first quarter of 2003 were $212.6 million, an increase of $4.6 million, or 2.2 percent, compared to the first quarter of 2002 and $11.1 million, or 5.5 percent, compared to the fourth quarter of 2002. Incoming orders for the first quarter of 2003 were $227.0 million, an increase of $25.3 million, or 12.5 percent, compared to the first quarter of 2002 and an increase of $38.3 million, or 20.3 percent, compared to the fourth quarter of 2002.

     The Company's Aerospace Fasteners and Components segment sales of $77.4 million were essentially unchanged from the first quarter of 2002 and increased by $2.1 million, or 2.8 percent, compared to the fourth quarter of 2002. This segment's incoming orders were $81.5 million, an increase of $16.3 million, or 25.0 percent, compared to the first quarter of 2002 and $9.1 million, or 12.6 percent, compared to the fourth quarter of 2002. These improvements are due primarily to the Company's structural component business in England which is benefiting more from improved production flow and market share gains than from any improvement in end market demand from the Company's commercial aerospace market. Current production schedules announced by commercial aircraft and jet engine manufacturers continue to indicate that the cyclical downturn in the commercial aerospace industry experienced in 2002 has continued into 2003. With fundamentals in the commercial aerospace markets remaining weak (decreased air travel miles and major airlines facing bankruptcy), the Company does not expect that the increase in orders reported in the first quarter of 2003 will be sustained throughout 2003.

     Specialty Materials and Alloys segment sales of $31.4 million decreased $1.7 million, or 5.3 percent, compared to the first quarter of 2002 but increased $3.1 million, or 11.0 percent, compared to the fourth quarter of 2002. This segment's incoming orders were $39.5 million, an increase of $7.0 million, or 21.4 percent, compared to the first quarter of 2002 and an increase of $15.0 million, or 61.1 percent, compared to the fourth quarter of 2002. The reduction in sales from the first quarter of 2002 reflect the continuation of lower build rates for aerospace and industrial gas turbine engines experienced in 2002. The increase in orders is a result of market share gains in the automotive turbocharger end market and to orders from Rolls Royce in support of its aerospace engine programs. While the Company does not expect the first quarter's incoming order rate to be sustained throughout 2003, the increase in orders received in the first quarter of 2003 should result in improved sales for this segment in 2003 compared to the annualized rate for the last six months of 2002.

_____________________________________________________________________________________________________________

     The Company's Engineered Fasteners and Components segment sales of $77.4 million increased $7.7 million, or 11.0 percent, compared to the first quarter of 2002 and $5.9 million, or 8.2 percent, compared to the fourth quarter of 2002. This segment's incoming orders were $79.6 million, an increase of $5.1 million, or 6.8 percent, compared to the first quarter of 2002 and an increase of $13.8 million, or 21.0 percent, compared to the fourth quarter of 2002. The increase in sales and orders is primarily the result of strengthening demand for products sold to the heavy truck, mining and construction markets in North America. In addition, the Company's Brazilian operation continues to gain market share in Brazil while increasing its level of export sales. The Unbrako fastener and precision tool businesses that serve the industrial markets are included in this segment. Sales and orders for these units remained level or showed small improvements compared to the periods in 2002 noted above.

     Magnetic Products segment sales of $26.4 million decreased $1.5 million, or 5.5 percent, compared to the first quarter of 2002 but remained level with the fourth quarter of 2002. This segment's incoming orders were $26.3 million, a decrease of $3.1 million, or 10.6 percent, compared to the first quarter of 2002 but an increase of $0.3 million, or 1.3 percent, compared to the fourth quarter of 2002. The decreases compared to the first quarter of 2002 are primarily due to the sale of the National-Arnold Magnetics business in the first quarter of 2003 (which had 2002 annual revenues of approximately $5.4 million) and lower sales of bonded magnetic products.

Operating Earnings

     Operating earnings of the Company increased from $8.8 million, or 4.2 percent of sales, for the first quarter of 2002 to $11.5 million, or 5.4 percent of sales for the first quarter of 2003. In the first quarter of 2002, the Company recognized a charge for legal judgments of $2.8 million, or 1.4 percent of sales. Additional information on the related litigation is provided below in the section entitled "Litigation". Operating earnings for the fourth quarter of 2002 were $10.1 million, or 5.0 percent of sales. The increase in operating earnings from the fourth quarter of 2002 is attributed primarily to improved results of the Magnetic Products Segment. In connection with the restructure plans announced in 2002 and 2001, the Company has incurred charges to eliminate, consolidate and restructure certain operations. Charges for wind down losses of plants closed and other restructure related costs have continued into 2003. Additional information on the expenses related to the Company's restructuring actions in total and by segment is provided below in the section entitled "Summary of the Restructure Actions".

__________________________________________________________________________________________________________________

     Operating earnings of the Aerospace Fasteners and Components segment decreased from $6.7 million, or 8.6 percent of sales, for the first quarter of 2002 to $5.8 million, or 7.5 percent of sales, for the first quarter of 2003. Despite sales that were essentially unchanged from the prior period, a shift in mix towards lower margin structural component products combined with operating losses at the Company's manufacturing operation in France, resulted in lower operating earnings and reduced margins in this segment. This segment was also negatively impacted by production inefficiencies related to the production of new parts awarded as a result of market share increases. The Company also incurred start up costs related to a new subsidiary, Avibank Services LLC, which commenced operations in the first quarter of 2003. During the remaining months of 2003, the Company expects to implement changes to the manufacturing operation in France and realize improved efficiencies as it gains production experience with the new products obtained.

     Operating earnings of the Specialty Materials and Alloys segment decreased from $4.2 million, or 12.6 percent of sales, for the first quarter 2002 to $3.5 million, or 11.0 percent of sales, for the first quarter of 2003. The decrease in earnings is due primarily to the lower sales of higher margin proprietary alloys.

     Operating earnings of the Engineered Fasteners and Components segment increased from $2.4 million, or 3.5 percent of sales, for the first quarter of 2002, to $3.5 million, or 4.5 percent of sales, for the first quarter of 2003. Operating earnings in the fourth quarter of 2002 were $2.7 million, or 3.8 percent of sales. Higher earnings are due primarily to the increase in sales of products discussed above. Reductions in excess operating costs (such as premium freight and outside inspection expenses) that adversely affected 2002 operating results along with the implementation of cost reduction initiatives also contributed to the increase in operating profit and margins.

     Operating earnings of the Magnetic Products segment improved from a loss of $1.3 million, or 4.7 percent of sales, for the first quarter of 2002 to a profit of $2.0 million, or 7.6 percent of sales, for the first quarter of 2003. In the first quarter of 2002, operating earnings of the Magnetic Products segment were adversely affected by the $2.8 million charge for a trial court judgment against the Company. Additional information on the related litigation is provided below in the section entitled "Litigation". The 2002 legal judgment charge accounted for $2.8 million of the $3.3 million total increase in the first quarter 2003 operating earnings of this segment compared to the first quarter of 2002. Despite lower sales in this segment, both operating earnings and margins improved. This segment has been subject to declining sales and intense price competition. Part of the Company's strategy to reduce costs is to increase the level of manufacturing activity in Asia. The Company currently has two plants in operation in China. Sales of products manufactured in China were $5.0 million in the first quarter of 2003, an increase of $2.0 million, or 69.8 percent, from the first quarter of 2002 and consistent with levels recorded in the fourth quarter of 2002.

___________________________________________________________________________________________________________________

Summary of the Restructure Actions

     As discussed in note 4 to the financial statements, the Company announced plans in 2002 and 2001 to eliminate, consolidate and restructure certain manufacturing and distribution operations. These restructuring plans were implemented to provide a meaningful reduction in the cost structure of the Company in response to an anticipated decline in the Company's revenues. The Company's annual revenues decreased by $87.8 million in 2002 compared to 2001. The Company implemented actions to reduce overhead by closing certain stand-alone facilities, transferring production to shared facilities and reducing the headcount at retained facilities. As of December 31, 2002, total employment had been reduced by approximately 1,000 people due to these actions. In the first three months of 2003, total employment has been reduced by an additional 70 people due to these actions. Remaining actions related to the Company's 2002 restructure plan include the payment of severance benefits, the closure of one manufacturing plant in England and transfer of that plant's equipment to another facility. These remaining actions are expected to be substantially completed in the second quarter of 2003. As of March 31, 2003 the Company also has a liability for the payment of severance benefits to separated employees related to its 2001 restructure plan.

     The following table summarizes the 2003 activity related to the Company's restructuring plans and the balances in the accrued restructure account:

(In thousands)	Accrual December 31, 2002	2003 Incurred	Accrual March 31, 2003
2002 Restructure Plan:
Employee separations	$ 1,656	$ 979	$ 677
Other costs	80	3	77
	1,736	982	754
2001 Restructure Plan:
Employee separations	151	109	42
	$ 1,887	$ 1,091	$ 796

     In addition, the Company has expensed certain restructure related costs that were charged to the Statement of Consolidated Operations as incurred. For the three months ended March 31, 2003, the Company expensed $0.7 million ($0.5 million or $0.04 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $0.4 million for losses during the wind-down period for facilities that were closed, $0.2 million of costs to relocate equipment and $0.1 million of costs to start up production at plants where products have been transferred. For the three months ended March 31, 2002, the Company expensed $1.4 million ($0.9 million or $0.07 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $1.2 million for losses during the wind-down period for plants that were closed, $0.1 million for costs to relocate equipment and $0.1 million for costs to start up production at plants where products have been transferred.

___________________________________________________________________________________________________________

     The expenses related to the Company's restructuring actions included in operating earnings for the three months ended March 31, 2003 and 2002 and for the three months ended December 31, 2002 by segment are as follows:
(In thousands)	Three Months Ended March 31,		Three Months Ended December 31,
	2003	2002	2002
Aerospace Fasteners and Components	$ -	$ 706	$ 952
Engineered Fasteners and Components	639	422	2
Specialty Materials and Alloys	-	-	-
Magnetic Products	84	226	449
Unallocated Corporate Costs	-	-	(4)
Total charges and wind-down losses	$ 723	$ 1,354	$ 1,399

Litigation

     The Company is involved in lawsuits, claims, investigations and proceedings, including commercial, environmental and employment matters, which arise in the ordinary course of business. Although the final outcome of these matters cannot be determined, it is management's opinion that the final resolution will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     On April 29, 2002, in the case of Brookover v. Flexmag Industries, Inc., an Ohio Appeals Court affirmed a trial court judgment against one of the Company's subsidiaries, resulting from a workplace injury claim at a magnetic products manufacturing plant in 1997. As a result, the Company recorded a pretax charge against first quarter 2002 earnings of $2.8 million ($1.7 million after tax or $0.13 per share). On June 17, 2002 the Company settled its portion of the claim for $2.15 million ($1.3 million after tax or $0.10 per share) resulting in a benefit to second quarter 2002 earnings of $0.7 million ($0.4 million after tax or $0.03 per share).

Other Income and Expense

     Due to lower levels of debt, interest expense decreased from $4.6 million for the three months ended March 31, 2002 to $4.1 million for the three months ended March 31, 2003.

________________________________________________________________________________________________________________

Income Taxes

     The effective income tax rate increased from 28.0 percent of profit before income taxes for the three months ended March 31, 2002 to 32.5 percent for the three months ended March 31, 2003. The increase in the effective income tax rate is due primarily to the federal and state income tax benefit of the 2002 charge for the legal judgment noted above. The 2002 legal settlement noted above decreased the 2002 effective income tax rate by approximately 4.3 percent of profit before income taxes.

Backlog

     The backlog of orders, which represents firm orders with delivery scheduled within 12 months, was $292.7 million at March 31, 2003, compared to $290.4 million at March 31, 2002 and $279.2 million at December 31, 2002.

Liquidity and Capital Resources

     Management considers liquidity to be cash and the ability to generate adequate amounts of cash to meet its needs and capital resources to be the sources from which such cash can be obtained. The Company believes that capital resources available to it will be sufficient to meet the needs of its business, both on a short-term and long-term basis. The Company's principal sources of liquidity and capital resources are cash flows from operations, management of working capital and borrowings under existing credit facilities. Cash flows from operations are impacted by changes in demand for the Company's products. Economic downturns, product and price competition and customer satisfaction and qualification issues all affect demand for the Company's products. Changes in the Company's ratio of debt to total capitalization could result in an increase in the cost to borrow funds under the Bank Credit Agreement as described in note 13 to the financial statements included in the 2002 Annual Report filed on Form 10-K. The cost and terms of any future financing arrangements will depend on market conditions and the Company's financial position at the time that such facilities are put into place.

     Cash provided or used by operating activities, investing activities and financing activities is summarized in the Condensed Statements of Consolidated Cash Flows. For the three months ended March 31, 2003, net cash used by operating activities was $2.3 million compared to net cash provided by operating activities of $2.5 million for the three months ended March 31, 2002. The decrease of $4.8 million is due primarily to an increase in cash used to fund working capital ($9.0 million) net of higher earnings ($1.9 million) combined with higher add-backs for non-cash charges of depreciation and amortization ($.5 million) and deferred income taxes ($1.3 million).

______________________________________________________________________________________________________________

     The decrease in cash used in investing activities is due primarily to a $4.5 million reduction in capital expenditures. The capital expenditures for the first three months of 2002 included approximately $3.5 million for the new furnace and building expansion project at Cannon-Muskegon. The Company has budgeted $30.5 million for capital expenditures for the full year of 2003, as reported on Form 10-K for the year ended December 31, 2002. Cash used in investing activities in 2003 included $1.7 million for the acquisition of the remaining 40 percent of capital stock of JADE Magnetics Limited. Cash provided by investing activities in 2003 included the $1.85 million of proceeds from the sale of the Company's National-Arnold Magnetics business unit in the first quarter of 2003.

     The Company's total cash and cash equivalents were $63.8 million at March 31, 2003 and $76.0 million at December 31, 2002. Total debt was $222.9 million at March 31, 2003 and $224.6 million at December 31, 2002. As of March 31, 2003, under the terms of its existing credit agreements, the Company is permitted to incur an additional $126.3 million in debt. The Company's total debt to equity ratio was 64 percent at March 31, 2003, compared to 65 percent at December 31, 2002. Cash used in financing activities in 2003 included the repurchase of 110,400 shares of the Company's common stock for $2.5 million.

Critical Accounting Policies/Estimates

     Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: the valuation of deferred income taxes, environmental and litigation accruals, pension and postretirement benefits, inventories and goodwill and the cost of restructuring actions. Estimates in each of these areas are based on historical experience as well as assumptions that the Company believes are appropriate. Actual results may differ from these estimates. The company's accounting policies are discussed in more detail in the Annual Report on Form 10-K for the year ended December 31, 2002.

______________________________________________________________________________________________________________________

Forward-Looking Statements

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. Statements such as: the Company does not expect the increase in incoming orders in the Aerospace Fasteners and Components segment achieved in the first quarter of 2003 will be sustained throughout 2003, the Company does not expect the first quarter's incoming orders rate for the Specialty Materials and Alloys segment to be sustained throughout 2003, the first quarter of 2003 increase in incoming orders for the Specialty Materials and Alloys segment should result in improved sales for this segment in 2003 compared to the last six months of 2002, the Company expects to implement changes to the manufacturing operation in France and realize improved efficiencies as it gains production experience with the new products obtained during the remaining months of 2003, the remaining actions of the 2002 restructure plan are expected to be substantially completed in the second quarter of 2003 and capital resources available to the Company will be sufficient to meet the needs of its business on a short-term and long-term basis, are "forward-looking" statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, customer satisfaction and qualification issues, labor disputes, terrorist activities, worldwide political and economic stability, successful execution of the restructuring plan on a timely basis and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

__________________________________________________________________________________________________________________

SPS Technologies, Inc and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary market risk exposures are foreign currency exchange rate and interest rate risk. Fluctuations in foreign currency exchange rates affect the Company's results of operations and financial position. As discussed in Note 1 to the financial statements on Form 10-K for the year ended December 31, 2002, the Company uses forward exchange contracts to minimize exposure and reduce risk from exchange rate fluctuations affecting the results of operations. Because the largest portion of the Company's foreign operations are in countries with relatively stable currencies, namely, England, Ireland and Canada, the foreign currency exchange rate risk to the Company's financial position is not significant. However, the Company has operations in Brazil, China and other foreign countries which increases its exposure to foreign currency fluctuations. Fluctuations in interest rates primarily affect the Company's results of operations. Because a majority of the Company's debt is in fixed rate obligations (as disclosed in Note 13 to the financial statements on Form 10-K for the year ended December 31, 2002), the Company has effectively limited its exposure to fluctuations in interest rates.

     A description of the Company's financial instruments is provided in Notes 1 and 21 to the financial statements on Form 10-K for the year ended December 31, 2002. Assuming an instantaneous 10 percent strengthening of the United States dollar versus foreign currencies and a 10 percent change in the interest rate on the Company's debt had all occurred on March 31, 2003, the Company's financial position would not have been materially affected. Assuming the United States dollar had been 10 percent stronger versus foreign currencies and that the interest rate on the Company's variable rate debt had been 10 percent higher in 2003, the Company's 2003 results of operations would not have been materially affected.

___________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 4. controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, the Company is currently in the process of further reviewing and documenting disclosure controls and procedures, including internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

(b) Changes in internal controls.

None.

__________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits
        None.

(b)     No reports on Form 8-K were filed during the quarter ended March 31, 2003.

_______________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SPS TECHNOLOGIES, INC.
                                   (Registrant)

Date:  May 12, 2003               /s/William M. Shockley
                                   William M. Shockley
                                   Vice President,
                                   Chief Financial Officer

Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.

___________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

CERTIFICATION

     I, John S. Thompson, Chief Executive Officer, President and Director of SPS Technologies, Inc., certify that:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

______________________________________________________________________________________________________________________

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                /s/ John S. Thompson
                                  John S. Thompson
                                  Chief Executive Officer, President
                                  and Director

______________________________________________________________________________________________________________________

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

________________________________________________________________________________________________________________

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                /s/ William M. Shockley
                                  William M. Shockley
                                  Vice President and Chief Financial
                                  Officer