Form 10-Q
period 2003-06-30
SPS TECHNOLOGIES INC
filed 2003-08-07
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act). Yes X No ___

The number of shares of Registrant's Common Stock outstanding on August 4, 2003 was 12,938,425.

______________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX
Part I. Financial Information	Page
Item 1. Financial Statements
Statements of Consolidated Operations - Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)	3
Consolidated Balance Sheets - June 30, 2003 (Unaudited) and December 31, 2002	4-5
Condensed Statements of Consolidated Cash Flows - Six Months Ended June 30, 2003 and 2002 (Unaudited)	6
Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8-16
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27
Part II. Other Information
Item 4. Submission of Matters to Vote of Security Holders	28
Item 6. Exhibits and Reports on Form 8-K	29

___________________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited-Thousands of dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$214,193	$215,605	$426,810	$423,658
Cost of goods sold	175,853	177,478	351,955	350,132
Gross profit	38,340	38,127	74,855	73,526
Selling, general and administrative expense	25,254	24,368	50,285	50,932
Restructurings and impairments	-	900	-	900
Operating earnings	13,086	12,859	24,570	21,694
Other income (expense):
Interest income	161	198	459	418
Interest expense	(4,141)	(4,660)	(8,219)	(9,272)
Other, net	(76)	(77)	(360)	(230)
	(4,056)	(4,539)	(8,120)	(9,084)
Earnings before income taxes	9,030	8,320	16,450	12,610
Provision for income taxes	2,950	2,730	5,360	3,930
Net earnings	$ 6,080	$ 5,590	$ 11,090	$ 8,680
Earnings per common share:
Basic	$ 0.47	$ 0.42	$ 0.86	$ 0.66
Diluted	$ 0.47	$ 0.42	$ 0.85	$ 0.65

See accompanying notes to condensed consolidated financial statements.

_________________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - Thousands of dollars)
	June 30,	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$ 68,589	$ 75,982
Accounts and notes receivable, less allowance for doubtful receivables of $4,847 (2002 - $5,143)	140,020	119,932
Inventories	163,718	163,883
Deferred income taxes	21,317	21,592
Prepaid expenses and other	7,651	8,488
Total current assets	401,295	389,877
Property, plant and equipment, net of accumulated depreciation of $196,756 (2002 - $184,751)	216,375	216,406
Goodwill	212,885	210,116
Other assets	20,780	22,216
Total assets	$ 851,335	$ 838,615

See accompanying notes to condensed consolidated financial statements.

_______________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - Thousands of dollars, except share data)

	June 30,	December 31,
	2003	2002
Liabilities and shareholders' equity
Current liabilities
Notes payable and current portion of long-term debt	$ 12,670	$ 11,518
Accounts payable	74,427	82,028
Accrued expenses	65,295	63,939
Income taxes payable	1,426	558
Total current liabilities	153,818	158,043

Deferred income taxes	21,096	20,237
Long-term debt	209,895	213,074
Retirement obligations and other long-term liabilities	100,274	100,327
Commitments and contingencies (note 9)
Shareholders' equity
Preferred stock, par value $1 per share, authorized 400,000 shares, issued none
Common stock, par value $0.50 per share, authorized 60,000,000 shares, issued 14,518,578 shares (14,483,352 shares in 2002)	7,259	7,242
Additional paid-in capital	128,430	127,901
Common stock in treasury, at cost, 1,580,153 shares (1,469,753 shares in 2002)	(32,795)	(30,331)
Retained earnings	312,300	301,210
Accumulated other comprehensive income (loss)
Minimum pension liability	(44,633)	(43,833)
Cumulative translation adjustments	(2,193)	(13,081)
Fair value of derivative adjustments	(2,116)	(2,174)
Total shareholders' equity	366,252	346,934
Total liabilities and shareholders' equity	$ 851,335	$ 838,615

See accompanying notes to condensed consolidated financial statements.

____________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited-Thousands of dollars)
	Six Months Ended
	June 30, 2003 2002
Net cash provided by (used in) operating activities (including depreciation and amortization of $16,385 in 2003 and $15,251 in 2002)	$ 6,596	$ 19,736
Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(12,216)	(13,573)
Proceeds from sale of property, plant and equipment	1,526	871
Acquisitions of businesses	(1,700)	(270)
Proceeds from sale of business	1,760	-
Net cash provided by (used in) investing activities	(10,630)	(12,972)
Cash flows provided by (used in) financing activities
Proceeds from borrowings	60,902	75,071
Reduction of borrowings	(63,277)	(82,922)
Proceeds from exercise of stock options	374	42
Purchases of treasury stock	(2,464)	-
Net cash provided by (used in) financing activities	(4,465)	(7,809)
Effect of exchange rate changes on cash	1,106	412
Net increase (decrease) in cash and cash equivalents	(7,393)	(633)
Cash and cash equivalents at beginning of period	75,982	59,948
Cash and cash equivalents at end of period	$ 68,589	$ 59,315
Significant noncash investing and financing activities:
Acquisition of treasury shares for stock options exercised	$ -	$ 933

See accompanying notes to condensed consolidated financial statements.

_________________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Thousands of dollars)

	Three Months Ended June 30, 2003 2002		Six Months Ended June 30, 2003 2002

Net earnings	$ 6,080	$ 5,590	$11,090	$ 8,680
Other comprehensive income (expense), net of tax:
Changes in minimum pension liability	(1,130)	(500)	(800)	(500)
Foreign currency translation adjustments	11,323	6,131	10,888	5,596
Changes in fair values of derivatives	63	(331)	58	(13)
Total comprehensive income	$16,336	$10,890	$21,236	$13,763

See accompanying notes to condensed consolidated financial statements.

___________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited-Thousands of dollars, except share data)

1. Financial Statements

     In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six month period ended June 30, 2003 and 2002. The December 31, 2002 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 2002 Annual Report filed on Form 10-K applied on a consistent basis except as disclosed in Note 3.

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

___________________________________________________________________________________________________________________________
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$ 6,080	$ 5,590	$11,090	$ 8,680
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(452)	(480)	(911)	(962)
Pro forma net income	$ 5,628	$ 5,110	$10,179	$ 7,718
Earnings per share:
Basic - as reported	$ 0.47	$ 0.42	$ 0.86	$ 0.66
Basic - pro forma	$ 0.44	$ 0.39	$ 0.79	$ 0.59
Diluted - as reported	$ 0.47	$ 0.42	$ 0.85	$ 0.65
Diluted - pro forma	$ 0.43	$ 0.38	$ 0.78	$ 0.58

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

4. Restructure of Operations

     In 2002, the Company announced plans to eliminate, consolidate and restructure certain manufacturing and distribution locations. The Statement of Consolidated Operations for the three months ended June 30, 2002 included charges for restructurings and impairments of $900 ($690 or $0.05 per share on an after-tax basis). The Statement of Consolidated Operations for the three months ended September 30, 2002 included charges that total $16,000 ($11,216 or $0.85 per share on an after-tax basis) for restructurings and impairments, related inventory write downs and costs to mark to market two interest rate swaps that became ineffective as a result of lower debt levels. As of June 30, 2003, employment has been reduced by approximately 300 people due to the 2002 restructuring plans. As of June 30, 2003 all actions related to the Company's 2002 restructuring plans have been substantially completed.

______________________________________________________________________________________________________________________

     The following table summarizes the 2003 activity related to the Company's restructuring plans and the balances in the accrued restructure account:

	Accrual December 31, 2002	2003 Incurred	Accrual June 30, 2003
2002 Restructure Plan:
Employee separations	$1,656	$1,656	$ -
Other costs	80	80	-
	1,736	1,736	-
2001 Restructure Plan:
Employee separations	151	151	-
	$1,887	$1,887	$ -

     In addition, the Company has incurred certain restructure related costs that were charged to the Statement of Consolidated Operations as incurred. For the six months ended June 30, 2003, the Company expensed $1,340 ($938 or $0.07 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $450 for losses during the wind-down period for facilities that were closed, $758 of costs to relocate equipment and $132 of other costs primarily related to the start up of production at plants where products have been transferred. For the six months ended June 30, 2002, the Company expensed $2,610 ($1,700 or $0.13 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $1,690 for losses during the wind-down period for plants that were closed, $610 for costs to relocate equipment and $310 for costs to start up production at plants where products have been transferred.

_______________________________________________________________________________________________________________________

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

6. Inventories
	June 30, 2003	December 31, 2002
Finished goods	$ 71,801	$ 71,388
Work-in-process	57,111	54,485
Raw materials and supplies	27,447	31,157
Tools	7,359	6,853
	$163,718	$163,883

7. Goodwill

     The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows:
	Aerospace Fasteners and Components	Engineered Fasteners and Components	Specialty Materials and Alloys	Magnetic Products	Total
Balance as of January 1, 2003	$ 88,119	$ 77,658	$ 17,115	$ 27,224	$210,116
Goodwill acquired				690	690
Foreign currency translation adjustments	1,890	189	-	-	2,079
Balance as of June 30, 2003	$ 90,009	$ 77,847	$ 17,115	$ 27,914	$212,885

___________________________________________________________________________________________________________________________

8. Intangible Assets

     Identifiable intangible assets are recorded in Other assets in the Consolidated Balance Sheet and comprise the following:
	June 30, 2003	December 31, 2002
Gross carrying amount of amortized intangible assets:
Patents	$1,850	$1,850
Customer contracts	1,300	1,300
	$3,150	$3,150
Accumulated amortization of amortized intangible assets:
Patents	$ 382	$ 305
Customer contracts	728	537
	$1,110	$ 842

     Aggregate amortization expense incurred was $268 and $292 for the six months ended June 30, 2003 and 2002, respectively. The estimated amortization expense amounts are as follows: $537, $537, $155, $155 and $155 in 2003 through 2007, respectively.

9. Commitments and Contingencies

Environmental

     The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At June 30, 2003, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

________________________________________________________________________________________________________________

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

Leases

     In 2001, the company sold machinery and equipment with a book value of $15,166 for $20,000 and leased the equipment back under a five year operating lease. The gain on the transaction was deferred and is being amortized over the lease term. If the lease is terminated and the Company chooses to retain the equipment, the Company must pay the purchase option price. If the lease is terminated and the lessor disposes of the equipment, then the Company must pay any shortfall of the sales proceeds up to the residual value guarantee to the lessor. As of June 30, 2003, the purchase option price and minimum residual value guarantee related to this lease are $7,834 and $1,959 respectively.

___________________________________________________________________________________________________________________________

10. Per Share Data

     Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options were exercised. Earnings per share are computed as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings	$ 6,080	$ 5,590	$ 11,090	$ 8,680
Average shares of common stock outstanding used to compute basic earnings per common share	12,920,175	13,154,294	12,954,003	13,137,208
Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired	68,802	134,048	63,021	124,550
Shares used to compute dilutive effect of stock options	12,988,977	13,288,342	13,017,024	13,261,758
Basic earnings per common share	$ 0.47	$ 0.42	$ 0.86	$ 0.66
Diluted earnings per common share	$ 0.47	$ 0.42	$ 0.85	$ 0.65

         Options to purchase 1,011,519 shares of common stock at a weighted-average price of $38.56 per share were outstanding during 2003 but were not included in the computation of diluted earnings per common share for 2003 because the options' exercise price was greater than the average market price of the common shares. These options expire on various dates between January 2, 2006 and February 13, 2012.

         Options to purchase 438,788 shares of common stock at a weighted-average price of $45.60 per share were outstanding during 2002 but were not included in the computation of diluted earnings per common share for 2002 because the options' exercise price was greater than the average market price of the common shares. These options expire on various dates between December 17, 2007 and July 31, 2011.

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
Three Months Ended			Six Months Ended
June 30,			June 30,
	2003	2002	2003	2002
Net sales:
Aerospace Fasteners and Components	$ 75,576	$ 77,484	$152,959	$ 154,700
Engineered Fasteners and Components	80,635	77,321	158,021	147,035
Specialty Materials and Alloys	34,184	32,594	65,592	65,750
Magnetic Products	23,798	28,206	50,238	56,173
Total net sales	$214,193	$ 215,605	$426,810	$ 423,658
Operating earnings(loss):
Aerospace Fasteners and Components	$ 6,099	$ 5,575	$ 11,896	$ 12,253
Engineered Fasteners and Components	4,310	3,425	7,805	5,854
Specialty Materials and Alloys	4,811	4,371	8,267	8,535
Magnetic Products	1,156	2,668	3,162	1,342
Unallocated Corporate Costs	(3,290)	(3,180)	(6,560)	(6,290)
Total operating earnings	$ 13,086	$ 12,859	$ 24,570	$ 21,694

_______________________________________________________________________________________________________________________

12. Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities". The interpretation provides guidance on consolidating variable interest entities. It applied immediately to variable interests created after January 31, 2003. Starting July 1, 2003, the interpretation applies to all variable interest entities in which the Company holds a variable interest. The interpretation requires variable interest entities to be consolidated if the entity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The full adoption of this statement on July 1, 2003 will result in no material accounting or disclosure requirements for the Company.

______________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company's sales and operating earnings for the six months ended June 30, 2003 increased compared to the corresponding period in the prior year. The increase in sales was driven by higher sales of products to the heavy truck, mining and construction markets by the Engineered Fasteners and Component segment. The improvement in earnings was primarily attributed to a charge against 2002 operating earnings of the Magnetic Products segment related to a trial court judgment against the Company. In the first six months of 2003, the Company completed the remaining steps of its restructuring plans announced in 2002.

Net Sales and Orders
Three Months Ended			Six Months Ended
June 30,			June 30,
	2003	2002	2003	2002
Net sales:
Aerospace Fasteners and Components	$ 75,576	$ 77,484	$152,959	$ 154,700
Engineered Fasteners and Components	80,635	77,321	158,021	147,035
Specialty Materials and Alloys	34,184	32,594	65,592	65,750
Magnetic Products	23,798	28,206	50,238	56,173
Total net sales	$214,193	$ 215,605	$426,810	$ 423,658
Incoming Orders:
Aerospace Fasteners and Components	$ 72,545	$ 78,985	$154,087	$ 144,203
Engineered Fasteners and Components	77,507	77,017	157,128	151,535
Specialty Materials and Alloys	31,412	32,882	70,950	65,445
Magnetic Products	18,869	29,812	45,209	59,280
Total incoming orders	$200,333	$ 218,696	$427,374	$ 420,463

     Net sales decreased $1.4 million, or 0.7 percent, in the second quarter of 2003 and increased $3.2 million, or 0.7 percent, for the six month period ended June 30, 2003 compared to the same periods in 2002. Changes in currency exchange rates, particularly an increase in the British Pound Sterling and Euro, resulted in an approximate increase of $4.0 million in the second quarter and $7.6 million for the six month period to the sales reported by non-United States subsidiaries. Incoming orders decreased $18.4 million, or 8.4 percent, in the second quarter of 2003 and increased $6.9 million, or 1.6 percent, for the six month period ended June 30, 2003 compared to the same periods in 2002.

__________________________________________________________________________________________________________________________

     The Company's Aerospace Fasteners and Components segment sales decreased $1.9 million, or 2.5 percent, in the second quarter of 2003 and $1.7 million, or 1.1 percent, for the six months ended June 30, 2003 compared to the same periods in 2002. The decline in aerospace sales in North America ($6.2 million in the second quarter and $10.1 million for the six month period) caused the overall decline in this segment. Current production schedules announced by the North America commercial aircraft and jet engine manufacturers continue to indicate that the cyclical downturn in the commercial aerospace industry experienced in 2002 will continued throughout 2003. Partially offsetting these declines were sales of aerospace fasteners and structural components in England. The Company's structural component business in England is benefiting from improved production flow and market share gains. This segment's total incoming orders decreased $6.4 million, or 8.2 percent, in the second quarter of 2003 but increased $9.9 million, or 6.9 percent, for the six months ended June 30, 2003 compared to the same periods in 2002. With fundamentals in the commercial aerospace markets remaining weak (decreased air travel miles and major airlines facing bankruptcy), the Company expects a decrease in orders in this segment for the full year of 2003.

     Specialty Materials and Alloys segment sales increased $1.6 million, or 4.9 percent, in the second quarter of 2003 and were essentially unchanged for the six months ended June 30, 2003 compared to the same periods in 2002. Incoming orders decreased $1.5 million, or 4.5 percent, in the second quarter, but increased $5.5 million, or 8.4 percent, for the six months ended June 30, 2003 compared to the same periods in 2002. While this segment's sales continue to be affected by lower build rates for aerospace and industrial gas turbine engines, an increase in orders for the six month period is attributed to market share gains in the automotive turbocharger end market and to orders from Rolls Royce in support of its aerospace engine programs.

     The Company's Engineered Fasteners and Components segment sales increased $3.3 million, or 4.3 percent, in the second quarter of 2003 and $11.0 million, or 7.5 percent, for the six months ended June 30, 2003 compared to the same periods in 2002. This segment's incoming orders remained essentially unchanged in the second quarter of 2003 and increased $5.6 million, or 3.7 percent, for the six months ended June 30, 2003 compared to the same periods in 2002. The increase in sales and orders is primarily the result of strengthening demand for products sold to the heavy truck, mining and construction markets in North America. In addition, the Company's Brazilian operation continues to gain market share in Brazil while increasing its level of export sales. The Unbrako fastener and precision tool businesses that serve the industrial markets are included in this segment. Sales and orders for these units remained level or showed small increases compared to the periods in 2002 noted above.

_____________________________________________________________________________________________________________________________

     Magnetic Products segment sales decreased $4.4 million, or 15.6 percent, in the second quarter of 2003 and $5.9 million, or 10.6 percent, for the six months ended June 30, 2003 compared to the same periods in 2002. Incoming orders decreased $10.9 million, or 36.7 percent, in the second quarter, and $14.1 million, or 23.7 percent, for the six months ended June 30, 2003 compared to the same periods in 2002. These decreases are primarily due to the sale of the National-Arnold Magnetics business in the first quarter of 2003 (which had 2002 annual revenues of approximately $5.4 million), inventory adjustments by customers in Europe and a large order cancellation (sales value to the Company of approximately $2.4 million) from a reprographics customer in China.

Operating Earnings

     Operating earnings of the Company increased from $12.9 million, or 6.0 percent of sales, for the second quarter of 2002 to $13.1 million, or 6.1 percent of sales for the second quarter of 2003. Operating earnings of the Company increased from $21.7 million, or 5.1 percent of sales, for the six months ended June 30, 2002 to $24.6 million, or 5.8 percent of sales for the six months ended June 30, 2003. In the first quarter of 2002, the Company recorded a pretax charge to earnings of $2.8 million for a trial court judgment against the Company. In the second quarter of 2002, the Company settled this judgment for an amount less than originally provided. A benefit of $0.7 million was recorded in the second quarter of 2002 related to this settlement; resulting in a net expense of $2.1 million for the six months ended June 30, 2002. Additional information on the related litigation is provided below in the section entitled "Litigation". In connection with the restructure plans announced in 2002 and 2001, the Company has incurred charges to eliminate, consolidate and restructure certain operations. Charges for wind down losses of plants closed and other restructure related costs have continued into 2003. Additional information on the expenses related to the Company's restructuring actions in total and by segment is provided below in the section entitled "Summary of the Restructure Actions".

     Operating earnings of the Aerospace Fasteners and Components segment increased $0.5 million, or 9.4 percent, in the second quarter of 2003 and decreased $0.4 million, or 2.9 percent for the six months ended June 30, 2003 compared to the same periods in 2002. Operating earnings in 2002 included expenses related to the Company's restructure plans of $0.9 million in the second quarter and $1.7 million for the six month period. Although revenues for the total segment were only slightly lower than the prior year periods, a shift in mix towards lower margin structural component products combined with operating losses at the Company's manufacturing operation in France resulted in lower operating earnings and reduced margins in this segment. This segment was also negatively impacted by production inefficiencies related to the production of new parts awarded as a result of market share increases. In the first quarter of 2003, the Company also incurred start up costs related to a new subsidiary, Avibank Services LLC, which commenced operations in the first quarter. During the second half of 2003, the Company expects to implement a plan to reduce the headcount at its manufacturing operation in France and realize improved efficiencies on the new products obtained as it gains production experience with these products.

_______________________________________________________________________________________________________________________

     Operating earnings of the Specialty Materials and Alloys segment increased $0.4 million, or 10.1 percent, in the second quarter of 2003 and decreased $0.3 million, or 3.1 percent, for the six months ended June 30, 2003. The increase in earnings in the second quarter reflects the improved sales in this segment particularly of vacuum alloys to the investment casting industry and to aerospace suppliers in support of new engine programs. The increase of these sales in the second quarter partially offset the lower sales of higher margin proprietary alloys experienced in the first quarter of 2003.

     Operating earnings of the Engineered Fasteners and Components segment increased from $3.4 million, or 4.4 percent of sales, for the second quarter of 2002, to $4.3 million, or 5.3 percent of sales, for the second quarter of 2003. Operating earnings in this segment increased from $5.8 million, or 4.0 percent of sales, for the six months of 2002, to $7.8 million, or 4.9 percent of sales, for the six months of 2003. Higher earnings are due primarily to the increase in sales of products discussed above. Reductions in operating costs (such as premium freight and outside inspection expenses) that adversely affected 2002 operating results along with the benefit of cost reduction initiatives implemented in the businesses also contributed to the increase in operating profit and margins.

     Operating earnings of the Magnetic Products segment decreased $1.5 million, or 56.7 percent, in the second quarter of 2003 and increased $1.8 million, or 136 percent for the six months ended June 30, 2003. In the first quarter of 2002, the Company recorded a pretax charge included in this segment's operating earnings of $2.8 million for a trial court judgment against the Company. In the second quarter of 2002, the Company settled this judgment for an amount less than originally provided. A benefit of $0.7 million was recorded in the second quarter of 2002 related to this settlement, resulting in a net expense associated with this item of $2.1 million for the six months ended June 30,2002. Additional information on the related litigation is provided below in the section entitled "Litigation". Lower sales in this segment resulted in lower operating earnings and margins. This segment has been subject to declining sales and intense price competition. Part of the Company's strategy to reduce costs is to increase the level of manufacturing activity in Asia. The Company currently has two plants in operation in China. Sales of products manufactured in China were $9.3 million in the first six months of 2003, an increase of $3.9 million, or 73.5 percent, from the first six months of 2002.

___________________________________________________________________________________________________________________________

Summary of the Restructure Actions

     As discussed in note 4 to the financial statements, the Company announced plans in 2002 and 2001 to eliminate, consolidate and restructure certain manufacturing and distribution operations. These restructuring plans were implemented to provide a meaningful reduction in the cost structure of the Company in response to an anticipated decline in the Company's revenues. The Company's annual revenues decreased by $87.8 million in 2002 compared to 2001. The Company implemented actions to reduce overhead by closing certain stand-alone facilities, transferring production to shared facilities and reducing the headcount at retained facilities. As of December 31, 2002, total employment had been reduced by approximately 1,000 people due to the execution of the plans announced in 2002 and 2001. In the first six months of 2003, total employment has been reduced by an additional 100 people due to these actions. As of June 30, 2003 all actions related to the Company's 2002 and 2001 restructure plans have been substantially completed.

     The following table summarizes the 2003 activity related to the Company's restructuring plans and the balances in the accrued restructure account:

(In Thousands)	Accrual December 31, 2002	2003 Incurred	Accrual June 30, 2003
2002 Restructure Plan:
Employee separations	$ 1,656	$ 1,656	$ -
Other costs	80	80	-
	1,736	1,736	-
2001 Restructure Plan:
Employee separations	151	151	-
	$ 1,887	$ 1,887	$ -

     In addition, the Company has incurred certain restructure related costs that were charged to the Statement of Consolidated Operations as incurred. For the six months ended June 30, 2003, the Company expensed $1.3 million ($0.9 million or $0.07 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $0.4 million for losses during the wind-down period for facilities that were closed, $0.8 million of costs to relocate equipment and $0.1 million of other costs primarily related to the start up of production at plants where products have been transferred. For the six months ended June 30, 2002, the Company expensed $2.6 million ($1.7 million or $0.13 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $1.7 million for losses during the wind-down period for plants that were closed, $0.6 million for costs to relocate equipment and $0.3 million for costs to start up production at plants where products have been transferred.

_______________________________________________________________________________________________________________________

     The expenses related to the Company's restructuring actions included in operating earnings for the three months and six months ended June 30, 2003 and 2002 are as follows:
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Aerospace Fasteners and Components	$ -	$ 946	$ -	$ 1,652
Engineered Fasteners and Components	601	1,168	1,240	1,590
Specialty Materials and Alloys	-	-	-	-
Magnetic Products	16	42	100	268
Total charges and wind-down losses	$ 617	$ 2,156	$ 1,340	$ 3,510

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

Other Income and Expense

     Due to lower levels of debt, interest expense decreased from $9.3 million for the six months ended June 30, 2002 to $8.2 million for the six months ended June 30, 2003.

______________________________________________________________________________________________________________

Income Taxes

     The effective income tax rate increased from 31.2 percent of profit before income taxes for the six months ended June 30, 2002 to 32.6 percent for the six months ended June 30, 2003. The increase in the effective income tax rate is due primarily to the federal and state income tax benefit of the 2002 charge for the trial court judgment noted above. The 2002 settlement related to this trial court judgment decreased the 2002 effective income tax rate by approximately 1.0 percent of profit before income taxes.

Backlog

     The backlog of orders, which represents firm orders with delivery scheduled within 12 months, was $282.2 million at June 30, 2003, compared to $293.8 million at June 30, 2002 and $279.2 million at December 31, 2002.

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

     Cash provided or used by operating activities, investing activities and financing activities is summarized in the Condensed Statements of Consolidated Cash Flows. For the six months ended June 30, 2003, net cash provided by operating activities was $6.6 million compared to net cash provided by operating activities of $19.7 million for the six months ended June 30, 2002. The decrease of $13.1 million is due primarily to an increase in cash used to fund working capital requirements ($19.7 million) net of higher earnings ($2.4 million) combined with higher add-backs for non-cash charges of depreciation and amortization ($1.1 million) and deferred income taxes ($0.3 million).

_____________________________________________________________________________________________________________________

     The decrease in cash used in investing activities is due primarily to a $1.4 million reduction in capital expenditures. The capital expenditures for the first six months of 2002 included approximately $3.5 million for the new furnace and building expansion project at Cannon-Muskegon. The Company has budgeted $30.5 million for capital expenditures for the full year of 2003, as reported on Form 10-K for the year ended December 31, 2002. Cash used in investing activities in 2003 included $1.7 million for the acquisition of the remaining 40 percent of capital stock of JADE Magnetics Limited. Cash provided by investing activities in 2003 included approximately $1.8 million of proceeds from the sale of the Company's National-Arnold Magnetics business unit in the first quarter of 2003.

     The Company's total cash and cash equivalents were $68.6 million at June 30 2003 and $76.0 million at December 31, 2002. Total debt was $222.6 million at June 30, 2003 and $224.6 million at December 31, 2002. As of June 30, 2003, under the terms of its existing credit agreements, the Company is permitted to incur an additional $143.7 million in debt. The Company's total debt to equity ratio was 61 percent at June 30, 2003, compared to 65 percent at December 31, 2002. Cash used in financing activities in 2003 included the repurchase of 110,400 shares of the Company's common stock for $2.5 million.

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

_____________________________________________________________________________________________________________________________

Forward-Looking Statements

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. Statements such as: the Company expects an overall decrease in incoming orders in the Aerospace Fasteners and Components segment for the full year of 2003, the Company expects to implement a plan to reduce the headcount at the manufacturing operation in France and realize improved efficiencies on the new aerospace fastener and component segment products as it gains production experience with these products during the second half of 2003 and capital resources available to the Company will be sufficient to meet the needs of its business on a short-term and long-term basis, are "forward-looking" statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, customer satisfaction and qualification issues, labor disputes, terrorist activities, worldwide political and economic stability, successful execution of the restructuring plan on a timely basis and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

___________________________________________________________________________________________________________________________

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

     A description of the Company's financial instruments is provided in Notes 1 and 21 to the financial statements on Form 10-K for the year ended December 31, 2002. Assuming an instantaneous 10 percent strengthening of the United States dollar versus foreign currencies and a 10 percent change in the interest rate on the Company's debt had all occurred on June 30, 2003, the Company's financial position would not have been materially affected. Assuming the United States dollar had been 10 percent stronger versus foreign currencies and that the interest rate on the Company's variable rate debt had been 10 percent higher in 2003, the Company's 2003 results of operations would not have been materially affected.

___________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 4. controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company carried out an evaluation under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

_______________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

(a)     The Annual Meeting of Shareholders was held on April 29, 2003.

(b)     The name of each director elected at the Annual Meeting as the Company's two Class II directors, each to hold office until the 2006 Annual Meeting of Shareholders, is as follows:

           James F. O'Connor
           Raymond P. Sharpe

        The name of each other director whose term of office continued         after the meeting is as follows:

           Charles W. Grigg
           Richard W. Kelso
           James W. Zug
           Eric M. Ruttenberg
           John S. Thompson
           Harry J. Wilkinson

(c) 1. The results of the election of directors with respect to each nominee for office was as follows:

                                          For            Withheld

          James F. O'Connor             10,281,574       629,117
          Raymond P. Sharpe             10,299,063       611,628

_______________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

        10a SPS Technologies, Inc. Management Incentive Plan as
              Amended and Restated, effective April 29, 2003.

        10b SPS Technologies, Inc. Long Range Incentive Plan as
              Amended and Restated, effective April 29, 2003.

        31.1 Certification of Chief Executive Officer pursuant to
              Section 302 of Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer pursuant to
              Section 302 of Sarbanes-Oxley Act of 2002.

        32.1 * Certification of Chief Executive Officer pursuant
              to Section 906 of Sarbanes-Oxley Act of 2002.

        32.2 * Certification of Chief Financial Officer pursuant
              to Section 906 of Sarbanes-Oxley Act of 2002.

* This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b) The following report on Form 8-K was filed during the quarter ended June 30, 2003:

(1) A Form 8-K was furnished on April 24, 2003, stating that SPS Technologies, Inc. (the Company) issued a press release on April 24, 2003 announcing the Company's net earnings for the three months ended March 31, 2003. The press release was included as Exhibit 99.1 to the Company's Form 8-K furnished on April 24, 2003.

___________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SPS TECHNOLOGIES, INC.
                                   (Registrant)

Date:  August 4, 2003               /s/William M. Shockley
                                   William M. Shockley
                                   Vice President,
                                   Chief Financial Officer

Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.