Form 10-Q
period 2003-09-30
SPS TECHNOLOGIES INC
filed 2003-11-12
CIK 93444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003
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

The number of shares of Registrant's Common Stock outstanding on November 5, 2003 was 13,513,106.

______________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX
Part I. Financial Information	Page
Item 1. Financial Statements
Statements of Consolidated Operations - Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)	3
Consolidated Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002	4-5
Condensed Statements of Consolidated Cash Flows - Nine Months Ended September 30, 2003 and 2002 (Unaudited)	6
Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8-16
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	28

_________________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited-Thousands of dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$203,911	$205,125	$630,721	$628,783
Cost of goods sold	165,949	170,275	517,904	520,407
Gross profit	37,962	34,850	112,817	108,376
Selling, general and administrative expense	27,468	24,534	77,753	75,466
Restructurings and impairments	-	13,600	-	14,500
Operating earnings (loss)	10,494	(3,284)	35,064	18,410
Other income (expense):
Interest income	229	201	688	619
Interest expense	(4,018)	(4,569)	(12,237)	(13,841)
Other, net	(145)	(1,094)	(505)	(1,324)
	(3,934)	(5,462)	(12,054)	(14,546)
Earnings (loss) before income taxes	6,560	(8,746)	23,010	3,864
Provision (benefit) for income taxes	1,940	(2,436)	7,300	1,494
Net earnings	$ 4,620	$ (6,310)	$ 15,710	$ 2,370
Earnings per common share:
Basic	$ 0.36	$ (0.48)	$ 1.21	$ 0.18
Diluted	$ 0.35	$ (0.48)	$ 1.20	$ 0.18

See accompanying notes to condensed consolidated financial statements.

_____________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - Thousands of dollars)
	September 30,	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$ 74,753	$ 75,982
Accounts and notes receivable, less allowance for doubtful receivables of $4,630 (2002 - $5,143)	140,904	119,932
Inventories	159,948	163,883
Deferred income taxes	20,995	21,592
Prepaid expenses and other	6,656	8,488
Total current assets	403,256	389,877
Property, plant and equipment, net of accumulated depreciation of $200,233 (2002 - $184,751)	213,810	216,406
Goodwill	212,816	210,116
Other assets	32,241	22,216
Total assets	$ 862,123	$ 838,615

See accompanying notes to condensed consolidated financial statements.

__________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited - Thousands of dollars, except share data)

	September 30,	December 31,
	2003	2002
Liabilities and shareholders' equity
Current liabilities
Notes payable and current portion of long-term debt	$ 15,335	$ 11,518
Accounts payable	70,858	82,028
Accrued expenses	66,425	63,939
Income taxes payable	1,748	558
Total current liabilities	154,366	158,043
Deferred income taxes	22,358	20,237
Long-term debt	209,082	213,074
Retirement obligations and other long-term liabilities	99,606	100,327
Commitments and contingencies (note 9)
Shareholders' equity
Preferred stock, par value $1 per share, authorized 400,000 shares, issued none
Common stock, par value $0.50 per share, authorized 60,000,000 shares, issued 14,714,654 shares (14,483,352 shares in 2002)	7,357	7,242
Additional paid-in capital	135,655	127,901
Common stock in treasury, at cost, 1,609,442 shares (1,469,753 shares in 2002)	(34,117)	(30,331)
Retained earnings	316,920	301,210
Accumulated other comprehensive income (loss)
Minimum pension liability	(44,633)	(43,833)
Cumulative translation adjustments	(2,594)	(13,081)
Fair value of derivative adjustments	(1,877)	(2,174)
Total shareholders' equity	376,711	346,934
Total liabilities and shareholders' equity	$ 862,123	$ 838,615

See accompanying notes to condensed consolidated financial statements.

____________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited-Thousands of dollars)
	Nine Months Ended
	September 30, 2003 2002
Net cash provided by operating activities (including depreciation and amortization of $24,287 in 2003 and $22,735 in 2002)	$ 11,638	$ 28,516
Cash flows provided by (used in) investing activities
Additions to property, plant and equipment	(18,720)	(17,392)
Proceeds from sale of property, plant and equipment	1,579	1,725
Acquisitions of businesses	(1,700)	-
Proceeds for sale of business	1,760	-
Net cash provided by (used in) investing activities	(17,081)	(15,667)
Cash flows provided by (used in) financing activities
Proceeds from borrowings	75,684	77,030
Reduction of borrowings	(76,293)	(115,173)
Proceeds from exercise of stock options	6,054	95
Purchases of treasury stock	(2,464)	-
Net cash provided by (used in) financing activities	2,981	(38,048)
Effect of exchange rate changes on cash	1,233	287
Net increase (decrease) in cash and cash equivalents	(1,229)	(24,912)
Cash and cash equivalents at beginning of period	75,982	59,948
Cash and cash equivalents at end of period	$ 74,753	$ 35,036
Significant noncash investing and financing activities:
Acquisition of treasury shares for stock options exercised	$ 1,322	$ 933

See accompanying notes to condensed consolidated financial statements.

_______________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Thousands of dollars)
	Three Months Ended September 30, 2003 2002		Nine Months Ended September 30, 2003 2002
Net earnings (loss)	$ 4,620	$(6,310)	$15,710	$ 2,370
Other comprehensive income (expense), net of tax:
Changes in minimum pension liability	-	100	(800)	(400)
Cumulative translation adjustments: Amounts arising during period Reclassification adjustments	(401) -	(24) 7,516	10,487 -	5,572 7,516
Fair values of derivatives: Amounts arising during period	239	(663)	297	(676)
Reclassification adjustments	-	585	-	585
Total comprehensive income	$ 4,458	$ 1,204	$25,694	$14,967

See accompanying notes to condensed consolidated financial statements.

___________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited-Thousands of dollars, except share data)

1. Financial Statements

     In the opinion of the Company's management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine month period ended September 30, 2003 and 2002. The December 31, 2002 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying financial statements contain only normal recurring adjustments. All financial information has been prepared in conformity with the accounting principles reflected in the financial statements included in the 2002 Annual Report filed on Form 10-K applied on a consistent basis except as disclosed in Note 3.

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

__________________________________________________________________________________________________________________________
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$ 4,620	$(6,310)	$15,710	$ 2,370
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(450)	(480)	(1,361)	(1,442)
Pro forma net income	$ 4,170	$(6,790)	$14,349	$ 928
Earnings per share:
Basic - as reported	$ 0.36	$ (0.48)	$ 1.21	$ 0.18
Basic - pro forma	$ 0.32	$ (0.52)	$ 1.10	$ 0.07
Diluted - as reported	$ 0.35	$ (0.48)	$ 1.20	$ 0.18
Diluted - pro forma	$ 0.32	$ (0.51)	$ 1.10	$ 0.07

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

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities". The interpretation provides guidance on consolidating variable interest entities. It applied immediately to variable interests created after January 31, 2003. Starting July 1, 2003, the interpretation applied to all variable interest entities in which the Company holds a variable interest. The interpretation requires variable interest entities to be consolidated if the entity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The full adoption of this statement on July 1, 2003 resulted in no material accounting or disclosure requirements for the Company.

________________________________________________________________________________________________________________________

4. Restructure of Operations

     In 2002, the Company announced plans to eliminate, consolidate and restructure certain manufacturing and distribution locations. The Statement of Consolidated Operations for the three months ended June 30, 2002 included charges for restructurings and impairments of $900 ($690 or $0.05 per share on an after-tax basis). The Statement of Consolidated Operations for the three months ended September 30, 2002 included charges that total $16,000 ($11,216 or $0.85 per share on an after-tax basis) for restructurings and impairments, related inventory write downs and costs to mark to market two interest rate swaps that became ineffective as a result of lower debt levels. As of September 30, 2003, employment has been reduced by approximately 300 people due to the 2002 restructuring plans. All actions related to the Company's 2002 restructuring plans were substantially completed by June 30, 2003.

     The following table summarizes the 2003 activity related to the Company's restructuring plans and the balances in the accrued restructure account:

	Accrual December 31, 2002	2003 Incurred	Accrual September 30, 2003
2002 Restructure Plan:
Employee separations	$1,656	$1,656	$ -
Other costs	80	80	-
	1,736	1,736	-
2001 Restructure Plan:
Employee separations	151	151	-
	$1,887	$1,887	$ -

     In addition, the Company has incurred certain restructure related costs that were charged to the Statement of Consolidated Operations as incurred. For the nine months ended September 30, 2003, the Company expensed $1,340 ($938 or $0.07 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $450 for losses during the wind-down period for facilities that were closed, $758 of costs to relocate equipment and $132 of other costs primarily related to the start up of production at plants where products have been transferred. For the nine months ended September 30, 2002, the Company expensed $3,052 ($1,960 or $0.15 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $1,693 for losses during the wind-down period for plants that were closed, $1,019 for costs to relocate equipment and $340 for costs to start up production at plants where products have been transferred.

_________________________________________________________________________________________________________________________

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

6. Inventories
	September 30, 2003	December 31, 2002
Finished goods	$ 69,527	$ 71,388
Work-in-process	57,288	54,485
Raw materials and supplies	25,260	31,157
Tools	7,873	6,853
	$159,948	$163,883

7. Goodwill

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:
	Aerospace Fasteners and Components	Engineered Fasteners and Components	Specialty Materials and Alloys	Magnetic Products	Total
Balance as of January 1, 2003	$ 88,119	$ 77,658	$ 17,115	$ 27,224	$210,116
Goodwill acquired				690	690
Foreign currency translation adjustments	1,815	195	-	-	2,010
Balance as of September 30, 2003	$ 89,934	$ 77,853	$ 17,115	$ 27,914	$212,816

___________________________________________________________________________________________________________________________

8. Intangible Assets

      Identifiable intangible assets are recorded in Other assets in the Consolidated Balance Sheet and comprise the following:
	September 30, 2003	December 31, 2002
Gross carrying amount of amortized intangible assets:
Patents	$1,850	$1,850
Customer contracts	1,300	1,300
	$3,150	$3,150
Accumulated amortization of amortized intangible assets:
Patents	$ 421	$ 305
Customer contracts	823	537
	$1,244	$ 842

     Aggregate amortization expense incurred was $402 and $437 for the nine months ended September 30, 2003 and 2002, respectively. The estimated amortization expense amounts are as follows: $537, $537, $155, $155 and $155 in 2003 through 2007, respectively.

9. Commitments and Contingencies

Environmental

     The Company has been identified as a potentially responsible party by various federal and state authorities for clean up or removal of waste from various disposal sites. At September 30, 2003, the accrued liability for environmental remediation represents management's best estimate of the undiscounted costs related to environmental remediation which are considered probable and can be reasonably estimated. The Company has not included any insurance recovery in the accrued environmental liability. The measurement of the liability is evaluated quarterly based on currently available information. Management believes the overall costs of environmental remediation will be incurred over an extended period of time. As the scope of the Company's environmental liability becomes more clearly defined, it is possible that additional reserves may be necessary. Accordingly, it is possible that the Company's results of operations in future quarterly or annual periods could be materially affected. Management does not anticipate that its consolidated financial condition will be materially affected by environmental remediation costs in excess of amounts accrued.

_______________________________________________________________________________________________________________________________

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

Leases

     In 2001, the company sold machinery and equipment with a book value of $15,166 for $20,000 and leased the equipment back under a five year operating lease. The gain on the transaction was deferred and is being amortized over the lease term. If the lease is terminated and the Company chooses to retain the equipment, the Company must pay the purchase option price. If the lease is terminated and the lessor disposes of the equipment, then the Company must pay any shortfall of the sales proceeds up to the residual value guarantee to the lessor. As of September 30, 2003, the purchase option price and minimum residual value guarantee related to this lease are $7,834 and $1,959 respectively.

___________________________________________________________________________________________________________________________________

10. Per Share Data

      Basic earnings per common share is calculated using the average shares of common stock outstanding, while diluted earnings per common share reflects the potential dilution that could occur if stock options were exercised. Earnings per share are computed as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings (loss)	$ 4,620	$ (6,310)	$ 15,710	$ 2,370
Average shares of common stock outstanding used to compute basic earnings per common share	12,968,745	13,161,581	12,986,962	13,144,768
Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired (a)	151,705	54,716	92,583	101,272
Shares used to compute dilutive effect of stock options	13,120,450	13,216,297	13,079,545	13,246,040
Basic earnings (loss) per common share	$ 0.36	$ (0.48)	$ 1.21	$ 0.18
Diluted earnings (loss) per common share	$ 0.35	$ (0.48)	$ 1.20	$ 0.18

(a) The computation of diluted loss per share for the three
months ended September 30, 2002 excluded the potential common shares of 54,716 because these shares would have had an
antidilutive effect on diluted loss per share.

     Options to purchase 334,833 shares of common stock at a weighted-average price of $46.32 per share were outstanding during 2003 but were not included in the computation of diluted earnings per common share for the three months and nine months ended September 30, 2003 because the options' exercise price was greater than the average market price of the common shares. These options expire on various dates between January 2, 2008 and July 31, 2011.

     Options to purchase 947,288 shares of common stock at a weighted-average price of $39.49 per share were outstanding during 2002 but were not included in the computation of diluted earnings per common share for the three months ended September 30, 2002 because the options' exercise price was greater than the average market price of the common shares. These options expire on various dates between February 10, 2007 and February 13, 2012.

__________________________________________________________________________________________________________________________

     Options to purchase 360,031 shares of common stock at a weighted-average price of $44.40 per share were outstanding during 2002 but were not included in the computation of diluted earnings per common share for the nine months ended September 30, 2002 because the options' exercise price was greater than the average market price of the common shares. These options expire on various dates between December 17, 2007 and July 31, 2011.

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

Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales:
Aerospace Fasteners and Components	$ 77,353	$ 76,123	$230,312	$ 230,823
Engineered Fasteners and Components	74,783	73,966	232,804	221,001
Specialty Materials and Alloys	29,466	28,547	95,058	94,297
Magnetic Products	22,309	26,489	72,547	82,662
Total net sales	$203,911	$ 205,125	$630,721	$ 628,783
Operating earnings(loss):
Aerospace Fasteners and Components	$ 7,390	$ 5,216	$ 19,286	$ 17,469
Engineered Fasteners and Components	3,049	(7,598)	10,854	(1,744)
Specialty Materials and Alloys	3,902	3,393	12,169	11,928
Magnetic Products	1,403	(945)	4,565	397
Unallocated Corporate Costs	(5,250)	(3,350)	(11,810)	(9,640)
Total operating earnings	$ 10,494	$ (3,284)	$ 35,064	$ 18,410

_____________________________________________________________________________________________________________________________

  Business Combination

     On August 16, 2003, SPS Technologies, Inc. (SPS) entered into an Agreement and Plan of Merger (Merger Agreement) among Precision Castparts Corp. (PCC), Star Acquisition, LLC, a Pennsylvania limited liability company and a wholly owned subsidiary of PCC (Star), and SPS. Pursuant to the Merger Agreement, SPS will be merged with and into Star with Star, to be renamed as SPS Technologies LLC, continuing as the surviving corporation and a wholly-owned subsidiary of PCC. Closing of the Merger Agreement is subject to various approvals, including regulatory authorities and 80 percent of SPS' shareholders. On October 30, 2003, PCC announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act with respect to its acquisition of SPS expired at 11:59 p.m. on October 29, 2003, without further extension. PCC has also filed pre merger notifications in Romania, Germany, France, and Brazil. The review periods for Romania, Germany, and France will expire, absent further requests for information or further government action, on or about November 19, 2003. Brazil does not impose a mandatory waiting period prior to closing a transaction. PCC's registration statement on Form S-4 as last amended on October 16, 2003, has been declared effective by the Securities and Exchange Commission and a meeting date of December 2, 2003, has been established for a meeting of SPS' shareholders to vote upon the Merger Agreement.

____________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company's sales and operating earnings for the nine months ended September 30, 2003 increased compared to the corresponding period in the prior year. The increase in sales was driven by higher sales by the Company's aerospace fasteners and component operations in England and the Company's automotive fastener operation in Brazil. The improvement in earnings was primarily attributed to the charges against 2002 earnings to eliminate, consolidate and restructure certain manufacturing and distribution operations. In 2003, the Company completed the remaining steps of its restructuring plans announced in 2002. Results for the third quarter of 2003 include expenses associated with the Company's pending acquisition by Precision Castparts Corp. announced on August 18, 2003.

Net Sales and Orders

Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales:
Aerospace Fasteners and Components	$ 77,353	$ 76,123	$230,312	$ 230,823
Engineered Fasteners and Components	74,783	73,966	232,804	221,001
Specialty Materials and Alloys	29,466	28,547	95,058	94,297
Magnetic Products	22,309	26,489	72,547	82,662
Total net sales	$203,911	$ 205,125	$630,721	$ 628,783
Incoming Orders:
Aerospace Fasteners and Components	$ 72,548	$ 68,674	$226,635	$ 212,877
Engineered Fasteners and Components	74,267	75,927	231,395	227,462
Specialty Materials and Alloys	26,578	28,985	97,528	94,430
Magnetic Products	22,774	26,812	67,983	86,092
Total incoming orders	$196,167	$ 200,398	$623,541	$ 620,861

     Net sales decreased $1.2 million, or 0.6 percent, in the third quarter of 2003 and increased $1.9 million, or 0.3 percent, for the nine month period ended September 30, 2003 compared to the same periods in 2002. Changes in currency exchange rates, particularly an increase in the British Pound Sterling and Euro, resulted in an approximate increase of $3.5 million in the third quarter and $10.8 million for the nine month period to the sales reported by non-United States subsidiaries. Incoming orders decreased $4.2 million, or 2.1 percent, in the third quarter of 2003 and increased $2.7 million, or 0.4 percent, for the nine month period ended September 30, 2003 compared to the same periods in 2002.

_____________________________________________________________________________________________________________________________

     The Company's Aerospace Fasteners and Components segment sales increased $1.2 million, or 1.6 percent, in the third quarter of 2003 and were essentially unchanged for the nine months ended September 30, 2003 compared to the same periods in 2002. Aerospace sales in North America have declined by $3.1 million in the third quarter and $13.2 million for the nine month period. Current production schedules announced by the North America commercial aircraft and jet engine manufacturers continue to indicate that the cyclical downturn in the commercial aerospace industry experienced in 2002 has continued throughout 2003. Offsetting these declines were sales of aerospace fasteners and structural components in England. The Company's structural component business in England is benefiting from improved production flow and market share gains. This segment's total incoming orders increased $3.9 million, or 5.6 percent, in the third quarter of 2003 and $13.8 million, or 6.5 percent, for the nine months ended September 30, 2003 compared to the same periods in 2002.

     Specialty Materials and Alloys segment sales increased $0.9 million, or 3.2 percent, in the third quarter of 2003 and $0.8 million, or 0.8 percent, for the nine months ended September 30, 2003 compared to the same periods in 2002. Incoming orders decreased $2.4 million, or 8.3 percent, in the third quarter, but increased $3.1 million, or 3.3 percent, for the nine months ended September 30, 2003 compared to the same periods in 2002. While this segment's sales continue to be affected by lower build rates for aerospace and industrial gas turbine engines, an increase in orders for the nine month period is attributed to market share gains in the automotive turbocharger end market and to orders from Rolls Royce in support of its aerospace engine programs.

     The Company's Engineered Fasteners and Components segment sales increased $0.8 million, or 1.1 percent, in the third quarter of 2003 and $11.8 million, or 5.3 percent, for the nine months ended September 30, 2003 compared to the same periods in 2002. This segment's incoming orders decreased $1.7 million, or 2.2 percent, in the third quarter of 2003 but increased $3.9 million, or 1.7 percent, for the nine months ended September 30, 2003 compared to the same periods in 2002. The increase in sales and orders is primarily the result of the Company's Brazilian operation which continues to gain market share in Brazil while increasing its level of export sales. In addition, products sold to the heavy truck, mining and construction markets in North America contributed to the increase for the nine month period. The Unbrako fastener and precision tool businesses that serve the industrial markets are included in this segment. Sales and orders for these units remained level or showed small increases compared to the periods in 2002 noted above.

_________________________________________________________________________________________________________________________

     Magnetic Products segment sales decreased $4.2 million, or 15.8 percent, in the third quarter of 2003 and $10.1 million, or 12.2 percent, for the nine months ended September 30, 2003 compared to the same periods in 2002. Incoming orders decreased $4.0 million, or 15.1 percent, in the third quarter, and $18.1 million, or 21.0 percent, for the nine months ended September 30, 2003 compared to the same periods in 2002. These decreases are primarily due to the sale of the National-Arnold Magnetics business in the first quarter of 2003 (which had 2002 annual revenues of approximately $5.4 million), inventory adjustments by customers in Europe and a large order cancellation (sales value to the Company of approximately $2.4 million) from a reprographics customer in China.

Operating Earnings

     Operating earnings of the Company improved from a loss of $3.3 million, or 1.6 percent of sales, for the third quarter of 2002 to $10.5 million, or 5.1 percent of sales for the third quarter of 2003. Operating earnings of the Company increased from $18.4 million, or 2.9 percent of sales, for the nine months ended September 30, 2002 to $35.1 million, or 5.6 percent of sales for the nine months ended September 30, 2003. Results for the third quarter of 2003 include $2.0 million in pre-tax costs ($1.3 million after tax or $0.10 per diluted share) associated with the Company's pending acquisition by Precision Castparts Corp. announced on August 18, 2003. In 2002, the Company recorded a pretax charge of $2.15 million to earnings as a result of a settlement of a legal judgment in the second quarter of 2002. Additional information on the related litigation is provided below in the section entitled "Litigation". In connection with the restructure plans announced in 2002 and 2001, the Company has incurred charges to eliminate, consolidate and restructure certain operations. Charges for wind down losses of plants closed and other restructure related costs have continued into 2003. Additional information on the expenses related to the Company's restructuring actions in total and by segment is provided below in the section entitled "Summary of the Restructure Actions".

     Operating earnings of the Aerospace Fasteners and Components segment increased $2.2 million, or 41.7 percent, in the third quarter of 2003 and increased $1.8 million, or 10.4 percent for the nine months ended September 30, 2003 compared to the same periods in 2002. Operating earnings in 2002 included expenses related to the Company's restructure plans of $2.0 million in the third quarter and $3.7 million for the nine month period. Although revenues for the total segment were relatively consistent with the prior year periods, a shift in mix towards lower margin structural component products combined with operating losses at the Company's manufacturing operation in France resulted in lower operating earnings and reduced margins in this segment for the nine months ended September 30, 2003. In the third quarter of 2003, the Company reduced the direct labor force at its manufacturing operation in France by 21 employees at a cost of approximately $500 thousand.

__________________________________________________________________________________________________________________

     Operating earnings of the Specialty Materials and Alloys segment increased from $3.4 million, or 11.9 percent of sales, for the third quarter of 2002, to $3.9 million, or 13.2 percent of sales, for the third quarter of 2003. Operating earnings in this segment improved from $11.9 million, or 12.6 percent of sales, for the nine months of 2002, to $12.2 million, or 12.8 percent of sales, for the nine months of 2003. The increase in earnings and margins reflect the improved sales in this segment particularly of propriety alloys to the investment casting industry and to aerospace suppliers in support of new engine programs.

     Operating earnings of the Engineered Fasteners and Components segment improved from a loss of $7.6 million, or 10.3 percent of sales, for the third quarter of 2002, to earnings of $3.0 million, or 4.1 percent of sales, for the third quarter of 2003. Operating earnings in this segment improved from a loss of $1.7 million, or 0.8 percent of sales, for the nine months of 2002, to earnings of $10.9 million, or 4.7 percent of sales, for the nine months of 2003. Operating earnings in 2002 included expenses related to the Company's restructure plans of $10.9 million in the third quarter and $12.5 million for the nine month period. The increase in sales of products discussed above also contributed to the increase in earnings. The benefit of cost reduction initiatives implemented by the businesses in 2002 also contributed to the increase in operating profit and margins in 2003.

     Operating earnings of the Magnetic Products segment improved from a loss of $0.9 million, or 3.6 percent of sales, for the third quarter of 2002, to earnings of $1.4 million, or 6.3 percent of sales, for the third quarter of 2003. Operating earnings in this segment improved from $0.4 million, or 0.5 percent of sales, for the nine months of 2002, to $4.6 million, or 6.3 percent of sales, for the nine months of 2003. Operating earnings in 2002 included expenses related to the Company's restructure plans of $2.1 million in the third quarter and $2.4 million for the nine month period. The operating earnings for the nine months ended September 30, 2002 include a pretax charge of $2.15 million to earnings as a result of a settlement of a legal judgment in the second quarter of 2002. Additional information on the related litigation is provided below in the section entitled "Litigation". Lower sales in this segment resulted in lower operating earnings but improved margins for the nine months ended September 30, 2003. This segment has been subject to declining sales and intense price competition. Part of the Company's strategy to reduce costs is to increase the level of manufacturing activity in Asia. The Company currently has two plants in operation in China. Sales of products manufactured in China were $12.9 million in the first nine months of 2003, an increase of $4.2 million, or 48.0 percent, from the first nine months of 2002.

     Unallocated corporate costs increased $1.9 million, or 56.7 percent, in the third quarter of 2003 and $2.2 million, or 22.5 percent for the nine months ended September 30, 2003 compared to the same periods in 2002. Unallocated corporate costs for the third quarter of 2003 includes $2.0 million in costs associated with the Company's pending acquisition by Precision Castparts Corp. announced on August 18, 2003.

______________________________________________________________________________________________________________________________

Summary of the Restructure Actions

     As discussed in note 4 to the financial statements, the Company announced plans in 2002 to eliminate, consolidate and restructure certain manufacturing and distribution operations. These restructuring plans were implemented to provide a meaningful reduction in the cost structure of the Company in response to an anticipated decline in the Company's revenues. The Company's annual revenues decreased by $87.8 million in 2002 compared to 2001. The Company implemented actions to reduce overhead by closing certain stand-alone facilities, transferring production to shared facilities and reducing the headcount at retained facilities. As of December 31, 2002, total employment had been reduced by approximately 200 people due to the execution of the plans announced in 2002. In the first nine months of 2003, total employment has been reduced by an additional 100 people due to these actions. All actions related to the Company's 2002 restructure plans were substantially completed by June 30, 2003.

     The following table summarizes the 2003 activity related to the Company's restructuring plans and the balances in the accrued restructure account:

(In Thousands)	Accrual December 31, 2002	2003 Incurred	Accrual September 30, 2003
2002 Restructure Plan:
Employee separations	$ 1,656	$ 1,656	$ -
Other costs	80	80	-
	1,736	1,736	-
2001 Restructure Plan:
Employee separations	151	151	-
	$ 1,887	$ 1,887	$ -

     In addition, the Company has incurred certain restructure related costs that were charged to the Statement of Consolidated Operations as incurred. For the nine months ended September 30, 2003, the Company expensed $1.3 million ($0.9 million or $0.07 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $0.4 million for losses during the wind-down period for facilities that were closed, $0.8 million of costs to relocate equipment and $0.1 million of other costs primarily related to the start up of production at plants where products have been transferred. For the nine months ended September 30, 2002, the Company expensed $3.1 million ($2.0 million or $0.15 per share on an after-tax basis) of costs related to the restructure plan that were charged to the Statement of Consolidated Operations as incurred. These costs included $1.7 million for losses during the wind-down period for plants that were closed, $1.0 million for costs to relocate equipment and $0.4 million for costs to start up production at plants where products have been transferred.

___________________________________________________________________________________________________________________________

     The expenses related to the Company's restructuring actions included in operating earnings for the three months and nine months ended September 30, 2003 and 2002 are as follows:
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Aerospace Fasteners and Components	$ -	$ 2,009	$ -	$ 3,661
Engineered Fasteners and Components	-	10,918	1,240	12,508
Specialty Materials and Alloys	-	309	-	309
Magnetic Products	-	2,106	100	2,374
Corporate General & Administration	-	200	-	200
Total effect on operating earnings	-	15,542	1,340	19,052
Other Expenses	-	900	-	900
Total charges and wind-down losses	$ -	$16,442	$ 1,340	$19,952

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

Other Income and Expense

     Due to lower levels of debt, interest expense decreased from $13.8 million for the nine months ended September 30, 2002 to $12.2 million for the nine months ended September 30, 2003.

     Other expense decreased from $1.3 million for the nine months ended September 30, 2002 to $0.5 million for the nine months ended September 30, 2003 due primarily to a $0.9 million charge in the third quarter of 2002 to reclassify the costs to mark two interest rate swap agreements to their fair market value from accumulated other comprehensive income to current period earnings. During the third quarter of 2002, the Company repaid $20 million of its borrowings under its bank credit agreement. As a result, two interest rate swap agreements were determined to be ineffective. The Company discontinued hedge accounting prospectively and the loss on these derivatives that remained in accumulated other comprehensive income was reclassified into earnings. Since these derivatives have remained outstanding until their expiration in November 2003, the Company has continued to carry these derivatives at their fair value on the balance sheet and recognize changes in fair value in current period earnings.

___________________________________________________________________________________________________________________________________

Income Taxes

     The effective income tax rate decreased from 38.7 percent of profit before income taxes for the nine months ended September 30, 2002 to 31.7 percent for the nine months ended September 30, 2003. The decrease in the effective income tax rate is due primarily to certain components of the 2002 restructuring and impairment charges that did not get a full income tax benefit (for example, the loss on disposal of the Unbrako distribution and warehouse operation in Mexico and the tool manufacturing facility in France). The 2002 restructure charge increased the 2002 effective income tax rate by approximately 7.5 percentage points.

Backlog

     The backlog of orders, which represents firm orders with delivery scheduled within 12 months, was $279.0 million at September 30, 2003, compared to $286.2 million at September 30, 2002 and $279.2 million at December 31, 2002.

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

     Cash provided or used by operating activities, investing activities and financing activities is summarized in the Condensed Statements of Consolidated Cash Flows. For the nine months ended September 30, 2003, net cash provided by operating activities was $11.6 million compared to net cash provided by operating activities of $28.5 million for the nine months ended September 30, 2002. The decrease of $16.9 million is due primarily to an increase in cash used to fund working capital requirements ($19.0 million) net of higher earnings ($13.3 million) combined with higher add-backs for non-cash charges of depreciation and amortization ($1.5 million) and deferred income taxes ($3.6 million) but a lower add back for net loss on disposal of businesses ($7.5 million). Net cash provided by operating activities for the third quarter included pension contributions to the Company's United States defined benefit pension plans of $11.8 million, compared with contributions of $1.0 million for the same period a year ago. The 2003 contributions include discretionary pension contributions of approximately $7.0 million over required funding in order to improve the funded status of the plans.

___________________________________________________________________________________________________________________________

     The increase in cash used in investing activities is due primarily to a $1.3 million increase in capital expenditures. The Company has spent $18.7 million for capital expenditures in the first nine months of 2003 and is forecasting $28.0 million for the full year of 2003. Cash used in investing activities in 2003 included $1.7 million for the acquisition of the remaining 40 percent of capital stock of JADE Magnetics Limited. Cash provided by investing activities in 2003 included approximately $1.8 million of proceeds from the sale of the Company's National-Arnold Magnetics business unit in the first quarter of 2003.

     The Company's total cash and cash equivalents were $74.8 million at September 30 2003 and $76.0 million at December 31, 2002. Total debt was $224.4 million at September 30, 2003 and $224.6 million at December 31, 2002. As of September 30, 2003, under the terms of its existing credit agreements, the Company is permitted to incur an additional $152.3 million in debt. The Company's total debt to equity ratio was 60 percent at September 30, 2003, compared to 65 percent at December 31, 2002. Cash provided by financing activities in 2003 included $6.1 million in proceeds from the exercise of stock options. Cash used in financing activities in 2003 included the repurchase of 110,400 shares of the Company's common stock for $2.5 million.

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

_____________________________________________________________________________________________________________________________

Forward-Looking Statements

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainty. Statements such as: the Company is forecasting $28.0 million of capital expenditures for the full year of 2003 and capital resources available to the Company will be sufficient to meet the needs of its business on a short-term and long-term basis, are "forward-looking" statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations. Actual future results may differ materially depending on a variety of factors, such as: the effects of competition on products and pricing, customer satisfaction and qualification issues, labor disputes, terrorist activities, worldwide political and economic stability, successful execution of the restructuring plan on a timely basis and changes in fiscal policies, laws and regulations on a national and international basis. The Company undertakes no obligation to publicly release any forward-looking information to reflect anticipated or unanticipated events or circumstances after the date of this document.

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

     A description of the Company's financial instruments is provided in Notes 1 and 21 to the financial statements on Form 10-K for the year ended December 31, 2002. Assuming an instantaneous 10 percent strengthening of the United States dollar versus foreign currencies and a 10 percent change in the interest rate on the Company's debt had all occurred on September 30, 2003, the Company's financial position would not have been materially affected. Assuming the United States dollar had been 10 percent stronger versus foreign currencies and that the interest rate on the Company's variable rate debt had been 10 percent higher in 2003, the Company's 2003 results of operations would not have been materially affected.

_______________________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 4. controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company carried out an evaluation under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

______________________________________________________________________________________________________________________________________

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

(b) The following reports on Form 8-K were filed during the quarter ended September 30, 2003:

    A Form 8-K was furnished on July 31, 2003, stating that SPS Technologies, Inc. (the Company) issued a press release on July 30, 2003 announcing the Company's net earnings for the three and six months ended June 30, 2003. The press release was included as Exhibit 99.1 to the Company's Form 8-K furnished on July 31, 2003.
    A Form 8-K was filed on August 19, 2003, stating that SPS Technologies, Inc. (the Company) entered into an Agreement and Plan of Merger ("Merger Agreement") among Precision Castparts Corp. ("PCC"), Star Acquisition,LLC, a Pennsylvania limited liability company and a wholly owned subsidiary of PCC ("Star"), and the Company. Pursuant to the Merger Agreement, the Company will be merged with and into Star with Star, to be renamed as SPS Technologies LLC, continuing as the surviving corporation and a wholly-owned subsidiary of PCC. The Merger Agreement, an amendment to the Rights Agreement and a press release issued by the Company were included as exhibits to the filing.
    A Form 8-K was filed on September 26, 2003, stating that Precision Castparts Corp. issued a press release stating that Precision Castparts Corp. volunteered to refile its pre-merger notification and report form under Hart-Scott-Rodino Antitrust Improvements Act with respect to its acquisition of SPS Technologies, Inc. The Press Release issued by Precision Castparts Corp. on September 25, 2003 was included as an exhibit to the filing.

______________________________________________________________________________________________________________________________________

SPS TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SPS TECHNOLOGIES, INC.
                                  (Registrant)

Date:  November 5, 2003           /s/William M. Shockley
                                  William M. Shockley
                                  Vice President,
                                  Chief Financial Officer

Mr. Shockley is signing on behalf of the registrant and as the Chief Financial Officer of the registrant.